Form 10KSB
period 2006-12-31
ACHERON, INC.
filed 2007-03-13
CIK 1376980

OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number   00052284

ACHERON, INC.

(Name of small business issuer in its charter)

Nevada	87-0530644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

899 South Artistic Circle, Springville, Utah	84663
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (801) 489-4802

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No ☐

State issuer’s revenues for its most recent fiscal year.

$ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  The Company’s voting securities are not traded on any exchange.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

 Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of December 31, 2006, there were 21,400,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

ACHERON, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	4 6 6 6
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

Item 8B. Other Information

		6 6 7 7 7 8
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		8 9 9 10 10 11
	Signatures	11

(Inapplicable items have been omitted)

PART I

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Item 1.  Description of Business.

We were formed as a Nevada corporation on June 23, 1994 as Harvest E-xpress.  On May 1, 1997, we changed our name to HLS (USA), Inc.  On April 13, 2006, we changed our name to Acheron, Inc.  Originally, our business was grain cutting and custom machine hire.  We were not successful in our business and began seeking another opportunity.  In 1997 we purchased HLS Corporation Unlimited to pursue the business of HLS whose asset consisted of securities representing an approximately 46% indirect interest in Henan Xinfei Co. Ltd., a Sino-foreign equity joint venture engaged in the manufacture and sale of refrigerators and freezers in China.  The terms of the acquisition were never met and in August 1999, we completed the unwinding of the transaction with HLS and have been inactive since that time.

We have now focused our efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people.  Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business.  We do not have any employment or compensation agreements in place with our officer and director although they are reimbursed for expenditures advanced on our behalf.

Item 2.  Description of Property.

We do not currently own any property.  Mr. White, our president, allows us to use his office in Springville, Utah on a rent-free basis.    We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3.  Legal Proceedings.

No legal proceedings are threatened or pending against Acheron, Inc., or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against Acheron, Inc., or have any material interests in actions that are adverse our own.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

There currently is no active trading for Acheron’s Common Stock on a recognized exchange.

At December 31, 2006, the number of record holders of our Common Stock was 377. Total shares issued and outstanding were 21,400,000.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2006 and 2005

We have at December 31, 2006 $14,406 available cash on hand and $5,200 of prepaid professional fees and have a cumulative loss since inception of $156,095.  We did not generate any revenues during the years ended December 31, 2006 and 2005 and have had no operations.  Expenses during the year ended December 31, 2006 were $17,457 compared to expenses of $1,600 in 2005.  Expenses for both years consisted of general and administrative expenses of $15,609 and $0 for 2006 and 2005, respectively, and interest expense of $1,848 and $1,600 for 2006 and 2005, respectively.   The general and administrative expenses were primarily due to professional, legal, and accounting fees associated with our public filings.

As a result of the foregoing factors, we realized a net loss of $17,457 for the year ended December 31, 2006, compared to a net loss of $1,600 for the year ended December 31, 2005.

In April and May of 2006 we issued 20,000,000 shares of common stock to the president of the company for $20,000 in cash.  In addition, we issued 1,000,000 shares of common stock to interested parties for $5,000 in cash.

Liquidity and Capital Resources

At December 31, 2006, we had $14,406 in available cash on hand as well as $5,200 of prepaid professional fees and $27,705 in current liabilities including $248 in accrued interest and $21,600 in a contingent liability. This left us a working capital of approximately $13,500 before the contingent tax liability at December 31, 2006.

We anticipate our expenses for the next twelve months will be approximately $10,000.  At the present time Management believes it has sufficient working capital to meet its needs for the year 2007.  However, if the contingent tax liability materializes, the company will have to seek financing through loans or issue common stock for approximately $20,000.   Management anticipates that we may have to rely on advances from our president, or shareholders, to meet the contingent tax liability demand should it materialize.  However, there can be no assurances to that effect.

Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

Item 7.  Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page 14.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

There are no further disclosures.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since

Steven L. White	52	Director, President, Secretary/Treasurer	December 2005

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified.  All officers serve at the discretion of the Board of Directors.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Steven L. White, Sole Officer and Director: Mr. White earned his Bachelor of Science Degree from Brigham Young University in 1980 with a major in Accounting and a minor in English.  He is a member of the American Institute of Certified Public Accountants and has been employed by one national and two local CPA firms.  Since 1983, Mr. White has been employed in private accounting and has been the controller of several small businesses. He has been the owner and President and director of Sparrow, Inc., a small consulting business from 2000 to present; the President and director of eNutrition, Inc., from 2000 to 2003, a publicly traded company which sold nutritional products; the President and director of Excel Publishing, Inc., a publicly traded small publishing company from the fall of 2002 to the spring of 2003; the President and director of New Horizon Education, Inc., a publicly traded educational software company from 1998 to 2003; and the controller and chief financial officer of Phoenix Ink, LLC, a financial newsletter publisher, from 1999 to 2001.

To the knowledge of management, during the past five years, no present or former directors, executive officer or person nominated to become a director or an executive officer of the Company:

(1) has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; except that on November 17, 2006 Mr. Steven L. White, our president, on behalf of and as president of Liquitek Enterprises, Inc., a Nevada corporation, filed in United States Bankruptcy Court District of Nevada, a petition of bankruptcy under Chapter 11.  Mr. White became the president of Liquitek Enterprises, Inc. on September 15, 2006.  Liquitek Enterprises, Inc., went out of business in 2003 and is not an affiliate of Acheron, Inc.

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or

(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity.

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal Commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

On January 22, 2007, Steven L. White, our President and Director filed Form 3 as required.

Item 10. Executive Compensation.

Our officer and director does not receive any compensation for services rendered, has not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with our company.  Our officer and director is reimbursed for expenses incurred on our behalf.  Our officer and director will not receive any finder’s fee as a result of his efforts to implement the business plan outlined herein.  However, our officer and director anticipates receiving benefits as a beneficial shareholder of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2006, the name and the number of shares of the Registrant’s Common Stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 21,400,000 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

Common	Steven L. White (1)	20,000,000	93.5%

Total Officers and Directors
As a Group (1 Person)		20,000,000	93.5%

(1) Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.

The Securities and Exchange Commission takes the position that any securities issued by a blank check company cannot be resold under Rule 144 but must be registered under the Securities Act of 1933.  Therefore, shares held by individuals in the capacity of management, affiliates, control persons and promoters must register such shares with the Commission before resale.  As of the date of this report, the shares held by Mr. Steven L. White must be registered before being resold.

Item 12.  Certain Relationships and Related Transactions.

Steven L. White, our president, allows us to use his office in Springville, Utah on a rent-free basis.

In March 2006, an entity related to the president of the Company advanced the Company $2,500 and was reimbursed in April 2006.

In April 2006, the Company issued 10,000,000 shares of restricted common stock to Steven L. White for $10,000.  In May 2006, the Company issued an additional 10,000,000 shares of restricted common stock to Steven L. White for $10,000.

Item 13.  Exhibits.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	14.1	Code of Ethics	Attached

2	31.1	Certification pursuant to Rule 13a-14(a) or
		Rule 15d-14(a) of the Securities Exchange Act of 1934,
		as amended	Attached

3	32.1	Certification of the Principal Executive Officer
		pursuant to U.S.C. Section 1350 as adopted pursuant to
		Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Reports on Form 8-K:

No reports on Form 8-K were filed by Acheron, Inc., during the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Acheron, Inc., annual financial statement and review of financial statements included in Acheron, Inc., 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,357 for fiscal year ended 2006 and $0 for fiscal year ended 2005.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2006 and 2005.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2006 and 2005.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acheron, Inc.

Date: March 9, 2007

/s/ Steven L. White

Steven L. White

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 9, 2007

/s/ Steven L. White

Steven L. White

Director

ACHERON, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

ACHERON, INC.

[A Development Stage Company]

CONTENTS

		PAGE

--	Report of Independent Registered Public Accounting Firm	14

--	Balance Sheets December 31, 2006 and 2005	15

	Statements of Operations, for the years ended
	December 31, 2006 and 2005 and from
	re-entering the Development Stage on
--	December 20, 2005 through December 31, 2006	16

--	Statement of Stockholders’ Equity (Deficit), for the years
	ended December 31, 2006 and 2005 and from
	re-entering the Development Stage on
	December 20, 2005 through December 31, 2006	17

--	Statements of Cash Flows, for the years ended
	December 31, 2006 and 2005 and from
	re-entering the Development Stage on
	December 20, 2005 through December 31, 2006	18

--	Notes to Financial Statements	19 - 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ACHERON, INC.

Springville, Utah

We have audited the accompanying balance sheets of Acheron, Inc. [a development stage company] as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period from the re-entering the development stage on December 20, 2005 through December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acheron, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from the re-entering the development stage on December 20, 2005 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Acheron, Inc. will continue as a going concern.  As discussed in Note 5 to the financial statements, Acheron, Inc. has incurred losses since its inception and has not yet established profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

February 22, 2007

Salt Lake City, Utah

ACHERON, INC.

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2006	2005

CURRENT ASSETS:
Cash	$14,406	$-
Prepaid expense	5,200

Total Current Assets	$19,606	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,857	$642
Accrued interest	248	-
Contingent liability – tax penalties and interest	21,600	20,000

Total Current Liabilities	27,705	20,642

CONVERTIBLE NOTES PAYABLE	5,000	-

Total Liabilities	32,705	20,642

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
21,400,000 and 400,000 shares issued
and outstanding, respectively	21,400	400
Capital in excess of par value	121,596	117,596
Retained Earnings (Deficit)	(138,588)	(138,588)
Deficit accumulated during the
development stage	(17,507)	(50)

Total Stockholders' Equity (Deficit)	(13,099)	(20,642)

	$19,606	$-

The accompanying notes are an integral part of these financial statements.

ACHERON, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

			From
			re-entering
			Development
	For the year	For the year	Stage on
	ended	ended	Dec. 20, 2005
	December 31,	December 31,	thru Dec. 31,
	2006	2005	2006

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	15,609	-	15,609

LOSS BEFORE OTHER INCOME
(EXPENSE)	(15,609)	-	(15,609)

OTHER INCOME (EXPENSE):
Interest Expense	1,848	1,600	1,898

LOSS BEFORE TAXES	(17,457)	(1,600)	(17,507)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(17,457)	$(1,600)	$(17,507)

LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

ACHERON, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

AND FROM RE-ENTERING THE DEVELOPMENT STAGE ON

DECEMBER 20, 2005 THROUGH DECEMBER 31, 2006

							Deficit
							Accumulated
					Capital in		During the
	Preferred Stock		Common Stock		Excess of	Retained	Development
	Shares	Amount	Shares	Amount	Par Value	Deficit	Stage

BALANCE, December 31, 2004	-	$ -	400,000	$ 400	$ 117,596	$(137,038)	$ -

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(1,550)	(50)

BALANCE, December 31, 2005	-	-	400,000	400	117,596	(138,588)	(50)

Issuance of 10,000,000 shares
common stock for cash, April
7, 2006 at $.001 per share			10,000,000	10,000	-	-	-

Issuance of 10,000,000 shares
common stock for cash, May
16, 2006 at $.001 per share			10,000,000	10,000	-	-	-

Issuance of 500,000 shares
common stock for cash, May
18, 2006 at $.005 per share			500,000	500	2,000	-	-

Issuance of 500,000 shares
common stock for cash, May			500,000	500	2,000
19, 2006 at $.005 per share

Net loss for the year ended
December 31, 2006	-	-	-	-	-	-	(17,457)

BALANCE, Dec. 31, 2006	-	$ -	21,400,000	$21,400	$ 121,596	$(138,588)	$ (17,507)

The accompanying notes are an integral part of these financial statements.

ACHERON, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

			From
			re-entering
			Development
	For the year	For the year	Stage on
	ended	ended	Dec. 20, 2005
	December 31,	December 31,	through Dec 31,
	2006	2005	2006

Cash Flows From Operating Activities:
Net loss	$(17,457)	$(1,600)	$(17,507)
Adjustments to reconcile net loss to net
cash used by operating activities:
Change in assets and liabilities:
Decrease (increase) in prepaid expense	(5,200)		(5,200)
Increase (decrease) in accounts payable	5,215		5,215
Increase in contingent liability	1,600	1,600	1,650
Increase in accrued interest	248	-	248

Net Cash Provided (Used) by
Operating Activities	(15,594)	-	(15,594)

Cash Flows From Investing Activities	-	-	-

Net Cash (Used) by
Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from common stock issuance	25,000	-	25,000
Proceeds from promissory notes	5,000	-	5,000

Net Cash Provided by Financing Activities	30,000	-	30,000

Net Increase (Decrease) in Cash	14,406	-	14,406

Cash at Beginning of Period	-	-	-

Cash at End of Period	$14,406	$-	$14,406

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2006:

None

For the year ended December 31, 2005:

None

The accompanying notes are an integral part of these financial statements.

ACHERON, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Nevada as Harvest X-press on June 23, 1994.  The Company was engaged in the business of grain cutting and custom machine hire until 1996 when management determined it was in the best interest of the shareholders to seek a new business opportunity.

On April 22, 1997 the shareholders of the Company approved certain amendments to the Company’s articles of incorporation, including (a) changing the Company’s name to HLS (USA), Inc., and (b) changing the authorized capital of the Company to 60,000,000 shares of common stock par value $0.001 per share: consisting of 30,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock.

On May 2, 1997, the Company purchased 100% of the common shares of HLS Corporation Unlimited, a corporation organized under the laws of Bermuda, pursuant to a stock purchase agreement dated April 30, 1997.  The purchase price was paid through the issuance of 590,000 shares of Class A Common Stock and 29,010,000 shares of Class B Common Stock.

On August 31, 1999, the Company effected an “unwind” of the agreement dated April 30, 1997 and cancelled the 590,000 shares of Class A Common Stock and the 29,010,000 shares of Class B Common Stock.

On April 13, 2006, the Company amended and restated the Articles of Incorporation and changed the name of the company to Acheron, Inc.  The authorized capital of the Company was changed back to one class of common stock with 50,000,000 authorized Common shares.

On May 8, 2006, the Company amended the Articles of Incorporation to change the Authorized Common shares from 50,000,000 to 100,000,000.  Management is currently seeking business opportunities.  The Company plans to acquire, or merge with a targeted operating business that is seeking public company status.

The Company, at the present time, has not commenced operations and is defined by the SEC as a shell company.  A shell company, (other than an asset-backed issuer), is a company with no or nominal operations and either 1) no or nominal assets, or 2) assets consisting solely of cash and cash equivalents, or 3) assets consisting of any amount of cash and cash equivalents and nominal other assets.

Development Stage - The Company has not generated any revenues from operations and is considered to have re-entered  development stage on December 20, 2005.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

ACHERON, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes [See Note 4].

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 7].

Accounting Estimates - The preparation of financial statements in conformity with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, and SFAS No. 156, “Accounting for the Servicing of Financial Assets,” SFAS No. 157 “Fair Value Measurements”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No 87, 88, 106, and 132(R)”, were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155, 156, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2006.

Common Stock - The Company has authorized 100,000,000 shares of common stock with a $.001 par value.

During June 1994, in connection with its organization, the Company issued 100,000 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $10,000 (or $.10 per share).

ACHERON, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK [Continued]

In August 1995, in connection with a Public Offering, the Company issued 100,000 shares of its previously authorized but unissued common stock.  Total proceeds of the sale amounted to $100,000, less offering costs of $12,004 (or $1.00 per share).

In April 1997, the Company issued 200,000 shares of its previously authorized but unissued common stock.  Total proceeds of the sale amounted to $20,000 (or $.10 per share).

In April 1997, the Company issued 590,000 shares of its previously authorized but unissued Class A common stock and 29,010,000 shares of its previously authorized but unissued Class B common stock in connection with the acquisition of HLS Corporation Limited.  On August 31, 1999 the transaction was “un-wound” and the shares cancelled.

In April 2006 the Company issued 10,000,000 shares of its previously authorized but unissued common stock to its current president for $10,000 cash (or $.001 per share).  This issuance resulted in a change in control of the Company.

In April 2006 the Company re-stated its Articles of Incorporation and changed its name from HLS (USA) to Acheron, Inc.  Previously the Company had two classes of common stock, the Articles of Incorporation were changed to provide for only one class of common stock.

In May 2006 the Company increased its authorized common stock from 50,000,000 to 100,000,000 shares.

In May 2006 the Company issued 10,000,000 shares of its previously authorized but unissued common stock to its president for $10,000 cash (or $.001 per share).

In May 2006 the Company issued 1,000,000 shares of its previously authorized but unissued common stock to two investors for $5,000 cash (or $.005 per share).

NOTE 3 – CONVERTIBLE NOTES PAYABLE

In June 2006 the Company issued two convertible promissory notes for $2,500 each for a total of $5,000.  The notes bear interest at 8% per annum and are convertible into 500,000 shares of common stock each.  The notes are due in May 2008.  Accrued interest on the notes totaled $248 at December 31, 2006.

ACHERON, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.  The Company has available at December 31, 2006, an operating loss carryforward of approximately $37,500, which may be applied against future taxable income and which expires in various years through 2026.  Due to certain substantial changes in the Company’s ownership there will be an annual limitation on the amount of net operating loss carry forwards which can be utilized.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax asset is approximately $5,600 and $3,000 as of December 31, 2006 and 2005, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2006 is approximately $2,600.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since inception and has not yet been successful at establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation – During the years ended December 31, 2006 and 2005 the Company did not pay any compensation to its officers and directors, as the services provided by them were nominal.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Shareholder Advance – During March 2006, a shareholder of the Company or entity related to the shareholder advanced the Company $2,500 and was reimbursed in April 2006.

ACHERON, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2006	2005

Loss available to common shareholders
(numerator)	$(17,457)	$(1,600)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)	14,609,589	400,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Income taxes - The Company was inactive from 1997 through 2005 and did not timely file income tax returns.  The Company has recently filed the delinquent tax returns and believes there are no taxes owing at December 31, 2006.  However, the Company believes there is a possibility that it may be subject to penalties, and interest related to the earlier years.  The taxing authorities have not yet issued any notices related to these tax years, but Management believes any penalty and interest for these years should not exceed $21,600 and accordingly has recorded a liability for the estimated $21,600.

Securities and Exchange Act of 1934 Filings – Since December 1996 the Company has failed to comply with substantially all of the obligations imposed upon it by the Securities Exchange Act of 1934 and is delinquent in filing its annual reports on Form 10-KSB, and its quarterly reports on Form 10-QSB, and any required current reports on Form 8-K.  The Company filed a current report on Form 8-K on August 21, 1997 stating it would no longer file periodic reports under the Securities Exchange Act of 1934. Management and legal counsel of the Company are currently in the process of bringing the company current in its reporting obligations.

ACHERON, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES [CONTINUED]

Failed acquisition – During 1997 the Company entered into an acquisition agreement, but the terms of the acquisition were never completed.  The former shareholders and management of the Company took the Company back after signing an “unwind” agreement in 1999 to cancel the acquisition.  The Company has been inactive since that time and except as disclosed above, management believes that there are no unrecorded liabilities related to its prior operations or to its period of inactivity.  There is the possibility that creditors and others may come forward to assert claims, but management believes that the statutes of limitations would prevent any successful claims.  Management is not aware of any such claims and has not made any accruals for any such claims.