Form 10QSB
period 2007-03-31
ACHERON, INC.
filed 2007-05-11
CIK 1376980

U.S. SECURITIES AND EX CHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

     ☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

Commission File No. 000-52284

ACHERON, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0530644 (IRS Employer Identification No.)

899 South Artistic Circle, Springville, UT  84663

(Address of principal executive offices)

(801) 489-4802

 (Issuer’s telephone number)

Not Applicable

 (Former name and address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2007:  21,400,000 shares of common stock, par value $0.001.

Transitional Small Business Format:  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☒  No ☐

 ACHERON, INC.

FORM 10-QSB

MARCH 31, 2007

INDEX

		Page
PART I.	Financial Information	3

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheet – March 31, 2007

Unaudited Condensed Statements of Operations for the three

months ended March 31, 2007 and 2006, and from re-entering

development stage on December 20, 2005 through March 31, 2007

Unaudited Condensed Statements of Cash Flows for the three

months ended March 31, 2007 and 2006, and from re-entering

development stage on December 20, 2005 through March 31, 2007

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial

Condition or Plan of Operation

Item 3.  Controls and procedures

		4 6 7 8 9-11 12 14
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	15
	Signatures	15

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Unaudited Condensed Financial Statements

In the opinion of management, the accompanying unaudited condensed financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ACHERON, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

ACHERON, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheet,

March 31, 2007

6

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2007

and 2006 and from re-entering development stage on

December 20, 2005 through March 31, 2007

7

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2007

and 2006 and from re-entering development stage on

December 20, 2005 through March 31, 2007

8

—

Notes to Unaudited Condensed Financial Statements

9 - 11

ACHERON, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

ASSETS
March 31,
2007

CURRENT ASSETS:
Cash	$3,129
Prepaid expense	4,825

Total Current Assets	$7,954

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$-
Accrued interest	348
Contingent liability – tax penalties and interest	22,000

Total Current Liabilities	22,348

CONVERTIBLE NOTES PAYABLE	5,000

Total Liabilities	27,348

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value,
100,000,000 shares authorized,
21,400,000 shares issued and outstanding	21,400
Capital in excess of par value	121,596
Retained Earnings (Deficit)	(138,588)
Deficit accumulated during the
development stage	(23,802)

Total Stockholders' Equity (Deficit)	(19,394)

$7,954

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACHERON, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From re-entering
			Development
	For the Three		Stage on
	Months Ended		Dec. 20, 2005 thru
	March 31,		March 31,
	2007	2006	2007

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	5,795	1,725	21,404

LOSS BEFORE OTHER INCOME (EXPENSE)	(5,795)	(1,725)	(21,404)

OTHER INCOME (EXPENSE):
Interest expense	(500)	(400)	(2,398)

LOSS BEFORE INCOME TAXES	(6,295)	(2,125)	(23,802)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(6,295)	$(2,125)	$(23,802)

LOSS PER COMMON SHARE	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF SHARES	21,400,000	400,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACHERON, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From re-entering
			Development
	For the Three		Stage on
	Months Ended		Dec. 20, 2005 thru
	March 31,		March 31,
	2007	2006	2007
Cash Flows from Operating Activities:
Net loss	$(6,295)	$(2,125)	$(23,802)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:

Changes in assets and liabilities:
Increase (decrease) in accounts payable	(5,857)	-	(642)
Decrease (increase) in prepaid expense	375	-	(4,825)
Increase in contingent liability	400	400	2,050
Increase in accrued interest	100	-	348

Net Cash Provided (Used) by Operating Activities	(11,277)	(1,725)	(26,871)

Cash Flows from Investing Activities:

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuances	-	-	25,000
Proceeds from promissory notes	-	-	5,000
Advances from a shareholder	-	2,500	-

Net Cash Provided by Financing Activities	-	2,500	30,000

Net Increase (Decrease) in Cash	(11,277)	775	3,129

Cash at Beginning of Period	14,406	-	-

Cash at End of Period	$3,129	$775	$3,129

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2007:

None

For the three months ended March 31, 2006:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACHERON, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Nevada as Harvest E-xpress on June 23, 1994.  The Company was engaged in the business of grain cutting and custom machine hire until 1996 when management determined it was in the best interest of the shareholders to seek a new business opportunity.

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

ACHERON, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007and 2006 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE NOTE PAYABLE

In June 2006 the Company issued two convertible promissory notes for $2,500 each for a total of $5,000.  The notes bear interest at 8% per annum and are convertible into 500,000 shares of common stock each.  The notes are due in May 2008.  Accrued interest on the notes totaled $348 and $0 at March 31, 2007 and 2006, respectively.

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2007.

Common Stock - The Company has authorized 100,000,000 shares of common stock with a $.001 par value.  At March 31, 2007 the Company had 21,400,000 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended March 31, 2007 and 2006 the Company did not pay any compensation to its officers and directors, as the services provided by them were nominal.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Shareholder Advance – During March 2006, a shareholder of the Company or entity related to the shareholder advanced the Company $2,500 and was reimbursed in April 2006.

ACHERON, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

 Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

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

Three Month Period Ended March 31, 2007 and 2006

Our revenues, since re-entering the development stage on December 20, 2005, total $0 and we have a cumulative net loss of $23,802 for the same period through March 31, 2007.  Our revenues for the three months ending March 31, 2007 were $0 compared to $0 for the same period in 2006. For the three months ending March 31, 2007 net loss was $6,295 compared to $2,125 for the same period in 2006.  Expenses during the three months ended March 31, 2007, consisted of $5,795 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2006 consisted of $0 in depreciation and amortization and $1,725 in general and administrative expenses.  Interest expense totaled $500 and $400 for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007 our total assets were $7,954 consisting of cash of $3,129 and prepaid expenses of $4,825.  Total liabilities at March 31, 2007 are $27,348 consisting of $5,000 in notes payable, $348 in accrued interest, and $22,000 in contingent liability for possible tax penalties and interest.

Liquidity and Capital Resources

At March 31, 2007 we had $3,129 in cash and have had no revenues since re-entering the Development Stage on December 20, 2005. We estimate that general and administrative expenses for the next twelve months will be approximately $12,000.  At March 31, 2007 we also had total liabilities of $27,348.  As a result, we will need to generate up to $40,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

Item 3.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

The Company has filed no Form 8-K for the current period.

Exhibits:

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer/ Principal
		Financial Officer pursuant to Section 302 of the Sarbanes
		-Oxley Act of 2002	Attached

2	32.1	Certification of Chief Executive Officer and Chief Financial
		Officer pursuant to section 906 of the Sarbanes-Oxley Act
		of 2002*	Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACHERON, INC.

Date: May 10, 2007

/s/ Steven L. White

Steven L. White

Chief Executive Officer

Chief Financial Officer