Form 10QSB
period 2007-09-30
ACHERON, INC.
filed 2007-11-08
CIK 1376980

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2007:  21,400,000 shares of common stock, par value $0.001.

Transitional Small Business Format:  Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☒   No ☐

ACHERON, INC.

FORM 10-QSB

SEPTEMBER 30, 2007

INDEX

		Page
PART I.	Financial Information	3

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheet – September 30, 2007

Unaudited Condensed Statements of Operations for the three

and nine months ended September 30, 2007 and 2006, and from re-entering development stage on December 20, 2005 through

September 30, 2007

Unaudited Condensed Statements of Cash Flows for the nine

months ended September 30, 2007 and 2006, and from re-entering development stage on December 20, 2005 through September 30, 2007

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial

Condition or Plan of Operation

Item 3.  Controls and procedures

		4 6 7 8 9 11 13
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

ACHERON, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

ACHERON, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheet,

September 30, 2007

6

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2007

and 2006 and from re-entering development stage on

December 20, 2005 through September 30, 2007

7

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2007

and 2006 and from re-entering development stage on

December 20, 2005 through September 30, 2007

8

—

Notes to Unaudited Condensed Financial Statements

9

ACHERON, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

ASSETS

September 30,
2007

CURRENT ASSETS:
Cash	$537
Prepaid expense	3,014

Total Current Assets	$3,551

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,490
Accrued interest	548
Convertible note payable – related party	5,000
Contingent liability – tax penalties and interest	22,800

Total Current Liabilities	29,838

Total Liabilities	29,838

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value,
100,000,000 shares authorized,
21,400,000 shares issued and outstanding	21,400
Capital in excess of par value	121,596
Retained Earnings	(138,588)
Deficit accumulated during the
development stage	(30,695)

Total Stockholders' Equity (Deficit)	(26,287)

Total Liabilities and Stockholder’s Equity	$3,551

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACHERON, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From
					re-entering
					Development
					Stage on
	For the Three		For the Nine		Dec. 20, 2005
	Months Ended		Months Ended		through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	2,484	4,246	11,688	7,257	27,297

LOSS BEFORE OTHER
INCOME (EXPENSE)	(2,484)	(4,246)	(11,688)	(7,257)	(27,297)

OTHER INCOME (EXPENSE):
Interest Expense	(500)	(502)	(1,500)	(1,348)	(3,398)

LOSS BEFORE INCOME
TAXES	(2,984)	(4,748)	(13,188)	(8,605)	(30,695)

CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(2,984)	$(4,748)	$(13,188)	$(8,605)	$(30,695)

LOSS PER COMMON SHARE:	$(.00)	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE
NUMBER OF SHARES	21,400,000	21,400,000	21,400,000	12,321,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACHERON, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From
			re-entering
			Development
			Stage on
	For the Nine		Dec. 20,
	Months Ended		2005 thru
	September 30,		September 30,
	2007	2006	2007
Cash Flows from Operating Activities:
Net loss	$(13,188)	$(8,605)	$(30,695)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:

Changes in assets and liabilities:
Increase (decrease) in accounts payable	(4,367)	(642)	848
Decrease (increase) in prepaid expense	2,186	(6,175)	(3,014)
Increase in contingent liability	1,200	1,200	2,850
Increase in accrued interest	300	148	548

Net Cash Provided
(Used) by Operating Activities	(13,869)	(14,074)	(29,463)

Cash Flows from Investing Activities:

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuances	-	25,000	25,000
Proceeds from promissory notes	-	5,000	5,000
Advance from a shareholder		2,500	2,500
Payment of advance from a shareholder	-	(2,500)	(2,500)

Net Cash Provided by Financing Activities	-	30,000	30,000

Net Increase (Decrease) in Cash	(13,869)	15,926	537

Cash at Beginning of Period	14,406	-	-

Cash at End of Period	$537	$15,926	$537

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2007:

None

For the nine months ended September 30, 2006:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACHERON, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Nevada as Harvest E-xpress on June 23, 1994.  The Company engaged in the business of grain cutting and custom machine hire until 1996 when management determined it was in the best interest of the shareholders to seek a new business opportunity.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

ACHERON, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CONVERTIBLE NOTE PAYABLE

In September 2006 the Company issued two convertible promissory notes for $2,500 each for a total of $5,000.  The notes bear interest at 8% per annum and are convertible into 500,000 shares of common stock each.  The notes are due in May 2008.  Accrued interest on the notes totaled $548 and $148 at September 30, 2007 and 2006, respectively.

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2007.

Common Stock - The Company has authorized 100,000,000 shares of common stock with a $.001 par value.  At September 30, 2007 the Company had 21,400,000 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended September 30, 2007 and 2006 the Company did not pay any compensation to its officers and directors, as the services provided by them were nominal.

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

NOTE 6 – SUBSEQUENT EVENTS

On October 2, 2007 a shareholder advanced $2,000 to the Company.

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

Nine Month Period Ended September 30, 2007 and 2006

Our revenues, since re-entering the development stage on December 20, 2005, total $0 and we have a cumulative net loss of $30,695 for the same period through September 30, 2007.  Our revenues for the nine months ending September 30, 2007 were $0 compared to $0 for the same period in 2006. For the nine months ending September 30, 2007 net loss was $13,188 compared to $8,605 for the same period in 2006.  Expenses during the nine months ended September 30, 2007, consisted of $11,688 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2006 consisted of $0 in depreciation and amortization and $7,257 in general and administrative expenses.  Interest expense totaled $1,500 and $1,348 for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007 our total assets were $3,551 consisting of cash of $537 and prepaid expenses of $3,014.  Total liabilities at September 30, 2007 are $29,838 consisting of $1,490 in accounts payable, $5,000 in notes payable, $548 in accrued interest, and $22,800 in contingent liability for possible tax penalties and interest.

Liquidity and Capital Resources

At September 30, 2007 we had $537 in cash and have had no revenues since re-entering the Development Stage on December 20, 2005. We estimate that general and administrative expenses for the next twelve months will be approximately $16,000.  At September 30, 2007 we also had total liabilities of $29,838.  As a result, we will need to generate up to $46,000 to pay our debts and meet our ongoing financial needs.  On October 2, 2007 the president of the Company advanced $2,000 to meet on going obligations.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

Item 3.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

Date: October 31, 2007

/s/ Steven L. White

Steven L. White

Chief Executive Officer

Chief Financial Officer