Form 10KSB
period 2007-12-31
ACHERON, INC.
filed 2008-01-24
CIK 1376980

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  The aggregate market value of the issuer’s common stock held by non-affiliates at January 15, 2008 is deemed to be $0.

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

 Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of December 31, 2007, there were 21,400,000 shares of common stock issued and outstanding.

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

		6 7 7 7 8 8
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

             Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		8 10 10 11 11 11
	Signatures	12

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

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

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

Item 3.    Legal Proceedings.

No legal proceedings are threatened or pending against Acheron, Inc., or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against Acheron, Inc., or have any material interests in actions that are adverse to our own.

Item 4.    Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

There currently is no active trading for Acheron’s Common Stock.

At December 31, 2007, the number of record holders of our Common Stock was 377. Total shares issued and outstanding were 21,400,000.

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "AHER".

	CLOSING BID		CLOSING ASK

2007	High	Low	High	Low

June 11 (first avail) Thru June 29	NONE	NONE	NONE	NONE

July 2 Thru September 28.15		.15	NONE	NONE

October 1 Thru December 31.20		.15	NONE	NONE

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

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

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2007 and 2006

We have at December 31, 2007 $913 available cash on hand and $2,914 of prepaid professional fees and have a cumulative loss since inception of $171,662.  We did not generate any revenues during the years ended December 31, 2007 and 2006 and have had no operations.  Net Loss during the year ended December 31, 2007 was $15,567 compared to $17,457 in 2006.  Expenses for both years consisted of general and administrative expenses of $13,527 and $15,609 for 2007 and 2006, respectively, and interest expense of $2,040 and $1,848 for 2007 and 2006, respectively.   The general and administrative expenses were primarily due to professional, legal, and accounting fees associated with our public filings.

Liquidity and Capital Resources

At December 31, 2007, we had $913 in available cash on hand as well as $2,914 of prepaid professional fees and $32,453 in current liabilities including $1,605 in accounts payable, $2,000 in shareholder advances, $648 in accrued interest, $5,000 in notes payable, and $23,200 in a contingent liability. This left us a working capital of approximately ($5,000) before the contingent tax liability at December 31, 2007.  In October 2007, an officer/shareholder of the Company advanced $2,000 to the Company.

We anticipate our expenses for the next twelve months will be approximately $15,000.  At the present time Management believes it has sufficient working capital to meet its needs for the first month of 2007.  However, if the contingent tax liability materializes, the company will have to seek financing through loans or issue common stock for approximately $24,000.   Management anticipates that we may have to rely on advances from our president, or shareholders, to meet our short-term future needs.  However, there can be no assurances to that effect.

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

Item 7.   Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).   Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Item 8B.   Other Information.

There are no further disclosures.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since

Steven L. White	53	Director, President, Secretary/Treasurer	December 2005

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

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Steven L. White, Sole Officer and Director: Mr. White earned his Bachelor of Science Degree from Brigham Young University in 1980 with a major in Accounting and a minor in English.  He is a member of the American Institute of Certified Public Accountants and has been employed by one national and two local CPA firms.  Since 1983, Mr. White has been employed in private accounting and has been the controller of several small businesses. He has been the owner and President and director of Sparrow, Inc., a small consulting business from 2000 to present; the President and director of eNutrition, Inc., from 2000 to 2003, a publicly traded company which sold nutritional products; the President and director of Excel Publishing, Inc., a publicly traded small publishing company from the fall of 2002 to the spring of 2003; the President and director of New Horizon Education, Inc., a publicly traded educational software company from 1998 to 2003; and the controller and chief financial officer of Phoenix Ink, LLC, a financial newsletter publisher, from 1999 to 2001.  Mr. White is currently serving as the Director and Sole Officer of two public companies: Acheron, Inc., and Liberty Alliance, Inc.,

To the knowledge of management, during the past five years, no present or former directors, executive officer or person nominated to become a director or an executive officer of the Company:

(1) has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; except that on November 17, 2006 Mr. Steven L. White, our president, on behalf of and as president of Liquitek Enterprises, Inc., a Nevada corporation, filed in United States Bankruptcy Court District of Nevada, a petition of bankruptcy under Chapter 11, which on August 24, 2007, was subsequently dismissed. Mr. White became the president of Liquitek Enterprises, Inc. on September 15, 2006.  Liquitek Enterprises, Inc. is not an affiliate of Acheron, Inc. and Mr. White is no longer an officer or director of Liquitek Enterprises, Inc.

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

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

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

Item 10.   Executive Compensation.

Our officer and director does not receive any compensation for services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with our company.  Our officer and director is reimbursed for expenses incurred on our behalf.  Our officer and director will not receive any finder’s fee as a result of his efforts to implement the business plan outlined herein.  However, our officer and director anticipates receiving benefits as a beneficial shareholder of our common stock.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2007, the name and the number of shares of the Registrant’s Common Stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 21,400,000 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Steven L. White (1)	20,000,000	93.46%

Total Officers and Directors
As a Group (1 Person)		20,000,000	93.46%

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

In October 2007, an entity related to the president of the Company advanced the Company $2,000.

In March 2006, an entity related to the president of the Company advanced the Company $2,500 and was reimbursed in April 2006.

In April 2006, the Company issued 10,000,000 shares of restricted common stock to Steven L. White for $10,000.  In May 2006, the Company issued an additional 10,000,000 shares of restricted common stock to Steven L. White for $10,000.

Item 13.   Exhibits.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	31.1	Certification pursuant to Rule 13a-14(a) or
		Rule 15d-14(a) of the Securities Exchange Act of 1934,
		as amended	Attached

2	32.1	Certification of the Principal Executive Officer
		pursuant to U.S.C. Section 1350 as adopted pursuant to
		Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

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

Item 14.   Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Acheron, Inc., annual financial statement and review of financial statements included in Acheron, Inc., 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,602 for fiscal year ended 2007 and $8,357 for fiscal year ended 2006.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2007 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2006.

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

Date: January 24, 2007

/s/ Steven L. White

Steven L. White

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  January 24, 2007

/s/ Steven L. White

Steven L. White

Director

ACHERON, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2007

ACHERON, INC.

[A Development Stage Company]

CONTENTS

PAGE

--	Report of Independent Registered Public Accounting Firm	F-3

--	Balance Sheet, December 31, 2007	F-4

--	Statements of Operations, for the years ended
December 31, 2007 and 2006 and from
re-entering the Development Stage on
	December 20, 2005 through December 31, 2007	F-5

--	Statement of Stockholders’ Equity (Deficit), for the period
from re-entering the Development Stage on
	December 20, 2005 through December 31, 2007	F-6

--	Statements of Cash Flows, for the years ended
December 31, 2007 and 2006 and from
re-entering the Development Stage on
	December 20, 2005 through December 31, 2007	F-7

--	Notes to Financial Statements	F-8 – F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ACHERON, INC.

Springville, Utah

We have audited the accompanying balance sheet of Acheron, Inc. [a development stage company] as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and for the period from the re-entering the development stage on December 20, 2005 through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acheron, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from the re-entering the development stage on December 20, 2005 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Acheron, Inc. will continue as a going concern.  As discussed in Note 6 to the financial statements, Acheron, Inc. has incurred losses since its inception and has not yet established profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

January 24, 2008

Salt Lake City, Utah

ACHERON, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS

December 31,
2007

CURRENT ASSETS:
Cash	$913
Prepaid expense	2,914

Total Current Assets	$3,827

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,605
Accrued interest	648
Shareholder advance	2,000
Convertible notes payable	5,000
Contingent liability – tax penalties and interest	23,200

Total Current Liabilities	32,453

Total Liabilities	32,453

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value,
100,000,000 shares authorized,
21,400,000 shares issued
and outstanding	21,400
Capital in excess of par value	121,636
Retained Earnings (Deficit)	(138,588)
Deficit accumulated during the
development stage	(33,074)

Total Stockholders' Equity (Deficit)	(28,626)

Total Liabilities and Stockholders’ Equity	$3,827

The accompanying notes are an integral part of these financial statements.

ACHERON, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

			From
			re-entering
			Development
	For the year	For the year	Stage on
	ended	ended	Dec. 20, 2005
	December 31,	December 31,	thru Dec. 31,
	2007	2006	2007

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	13,527	15,609	29,136

LOSS BEFORE OTHER INCOME
(EXPENSE)	(13,527)	(15,609)	(29,136)

OTHER INCOME (EXPENSE):
Interest Expense	(2,040)	(1,848)	(3,938)

LOSS BEFORE TAXES	(15,567)	(17,457)	(33,074)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(15,567)	$(17,457)	$(33,074)

LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

ACHERON, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE

ON DECEMBER 20, 2005 THROUGH DECEMBER 31, 2007

							Deficit
							Accumulated
					Capital in		During the
	Preferred Stock		Common Stock		Excess of	Retained	Development
	Shares	Amount	Shares	Amount	Par Value	Deficit	Stage

BALANCE, December 20, 2005	-	$ -	400,000	$ 400	$ 117,596	$(138,588)	$ -

Net loss for the period ended
December 31, 2005	-	-	-	-	-	-	(50)

BALANCE, December 31, 2005	-	-	400,000	400	117,596	(138,588)	(50)

Issuance of 10,000,000 shares
common stock for cash, April
7, 2006 at $.001 per share	-	-	10,000,000	10,000	-	-	-

Issuance of 10,000,000 shares	-	-
common stock for cash, May
16, 2006 at $.001 per share	-	-	10,000,000	10,000	-	-	-

Issuance of 500,000 shares
common stock for cash, May
18, 2006 at $.005 per share	-	-	500,000	500	2,000	-	-

Issuance of 500,000 shares
common stock for cash, May	-	-	500,000	500	2,000	-	-
19, 2006 at $.005 per share

Net loss for the year ended
December 31, 2006	-	-	-	-	-	-	(17,457)

BALANCE, December 31, 2006	-	-	21,400,000	21,400	121,596	(138,588)	(17,507)

Imputed Interest imputed on
shareholder advances	-	-	-	-	40	-	-

Net loss for the year ended
December 31, 2007	-	-	-	-	-	-	(15,567)

BALANCE, December 31, 2007	-	$ -	21,400,000	$21,400	$121,636	$(138,588)	$ (33,074)

The accompanying notes are an integral part of these financial statements.

ACHERON, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

			From
			re-entering
			Development
	For the year	For the year	Stage on
	ended	ended	Dec. 20, 2005
	December 31,	December 31,	through Dec 31,
	2007	2006	2007

Cash Flows From Operating Activities:
Net loss	$(15,567)	$(17,457)	$(33,074)
Adjustments to reconcile net loss to net
cash used by operating activities:
Change in assets and liabilities:
Non cash expenses	40	-	40
Decrease (increase) in prepaid expense	2,286	(5,200)	(2,914)
Increase (decrease) in accounts payable	(4,252)	5,215	963
Increase in contingent liability	1,600	1,600	3,250
Increase in accrued interest	400	248	648

Net Cash Provided (Used) by
Operating Activities	(15,493)	(15,594)	(31,087)

Cash Flows From Investing Activities	-	-	-

Net Cash (Used) by
Investing Activities	-	-	-

Cash Flows From Financing Activities
Shareholder advance	2,000	-	2,000
Proceeds from common stock issuance	-	25,000	25,000
Proceeds from promissory notes	-	5,000	5,000

Net Cash Provided by Financing Activities	2,000	30,000	32,000

Net Increase (Decrease) in Cash	(13,493)	14,406	913

Cash at Beginning of Period	14,406	-	-

Cash at End of Period	$913	$14,406	$913

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2007:

In October 2007, a shareholder made a cash advance to the Company of $2,000.   The advance is non-interest bearing and due on demand.  The Company is imputing interest at 8%, which is accounted for as a capital contribution.  Total imputed interest for 2007 is $40.

For the year ended December 31, 2006:

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

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes [See Note 5].

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 8].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), were recently issued.  SFAS No. 155, 156, 157, 158, 159 and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2007.

Common Stock - The Company has authorized 100,000,000 shares of common stock with a $.001 par value.  At December 31, 2007 the Company has 21,400,000 issued and outstanding common shares.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

In June 2006 the Company issued two convertible promissory notes for $2,500 each for a total of $5,000.  The notes bear interest at 8% per annum and are convertible into 500,000 shares of common stock each.  The notes are due in May 2008.  Accrued interest on the notes totaled $648 at December 31, 2007.

NOTE 4 – SHAREHOLDER ADVANCE

Advance from a Shareholder –  In October 2007, an officer/shareholder of the Company advanced $2,000 to the Company.  At December 31, 2007 the Company owed $2,000 to the officer/shareholder. The advance bears no interest and is due on demand; however, the Company is imputing interest at 8% per annum.  For the years ended December 31, 2007 and 2006, respectively, the Company imputed interest expense of $40 and $0.  The imputed interest has been contributed to Capital in Excess of Par.

ACHERON, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.  The Company has available at December 31, 2007, an operating loss carry forward of approximately $53,000, which may be applied against future taxable income and which expires in various years through 2027.  Due to certain substantial changes in the Company’s ownership there will be an annual limitation on the amount of net operating loss carry forwards which can be utilized.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax asset is approximately $7,900 and $5,600 as of December 31, 2007 and 2006, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2007 is approximately $2,300.

NOTE 6 - GOING CONCERN

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation – During the years ended December 31, 2007 and 2006 the Company did not pay any compensation to its officers and directors, as the services provided by them were nominal.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Shareholder Advance – During March 2006, a shareholder of the Company or entity related to the shareholder advanced the Company $2,500 and was reimbursed in April 2006.

In October 2007, an officer/shareholder of the Company advanced $2,000 to the Company.  At December 31, 2007 and 2006, the Company owed $2,000 and $0, respectively to the officer/shareholder. The advance bears no interest and is due on demand; however, the Company is imputing interest at 8% per annum.  For the years ended December 31, 2007 and 2006, respectively, the Company imputed interest expense of $40 and $0.  The imputed interest has been contributed to Capital in Excess of Par.

ACHERON, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2007	2006

Loss available to common shareholders
(numerator)	$(15,567)	$(17,457)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)	21,400,000	14,609,589

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Income taxes - The Company was inactive from 1997 through 2005 and did not timely file income tax returns.  The Company has recently filed the delinquent tax returns and believes there are no taxes owing at December 31, 2007.  However, the Company believes there is a possibility that it may be subject to penalties, and interest related to the earlier years.  The taxing authorities have not yet issued any notices related to these tax years, but Management believes any penalty and interest for these years should not exceed $23,200 and accordingly has recorded a liability for the estimated $23,200.

NOTE 10 – SUBSEQUENT EVENTS

Capital restructure - On January 21, 2008, the Board of Directors approved a resolution to reduce the Authorized Common from 100,000,000 to 40,000,000 shares.  As a result of this restructure the outstanding common shares will be reverse split on a 1 for 2.5 basis.  The financial statements have not been restated to reflect the reverse split as the restructure will not take effect until the Company completes the Amendment of its Articles of Incorporation.