Form 10-Q
period 2008-03-31
SJ Electronics, Inc.
filed 2008-05-15
CIK 1376980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ______________

Commission File Number 00052284

SJ Electronics, Inc.
(Formerly Acheron, Inc. )
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0530644
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5F, No.166, Sinhu 2nd Road, Neihu District, Taipei City, Taiwan
(Address of principal executive offices)

(011)-886-2-87918838
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,984,215 shares of Common Stock, $.001 par value, were outstanding as of May 14, 2008

Transitional Small Business Disclosure Format (check one); Yes ☐  No ☒

SJ ELECTRONICS, INC.

TABLE OF CONTENTS

		Page
PART I	Financial Information
Item 1.	Consolidated Financial Statements.	1
Item 2.	Management’s Discussion and Analysis or Plan of Operation.	19
Item 4.	Controls and Procedures.	21

PART II	Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits.	22

	Signatures	23
	Exhibits/Certifications

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

SJ ELECTRONICS, INC.
(FORMERLY ACHERON, INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

SJ ELECTRONICS, INC.
(FORMERLY ACHERON, INC.)

INDEX

PAGE

CONDENSED CONSOLIDATED BALANCE SHEET	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6-18

SJ ELECTRONICS, INC.
(FORMERLY ACHERON, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
(In US Dollars)

March 31,
2008
(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$697,907
Accounts receivable, net	20,801,201
Inventories	8,690,973
Due from related parties	682,508
Prepaid expenses and other receivables	3,118,327
Total Current Assets	33,990,916

Property, plant and equipment, net	5,258,012
Total Assets	$39,248,928

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$13,148,406
Short-term loans	18,190,808
Wages payable	990,702
Capital lease payable	193,459
Interest payable	24,541
Due to related parties	243,201
Convertible debt, net of debt discount of $434,281	-
Warrant liability	107,275
Common stock to be issued	327,006
Total Current Liabilities	33,225,398
Capital lease payable	184,275
Total Liabilities	33,409,673

Stockholder's Equity
Preferred stock ($0.001 par value,
5,000,000 shares authorizd, Nil issued and outstanding)	-
Common stock ($0.001 par value,40,000,000 shares authorizd, 21,984,215 and 8,560,000 issued and outstanding as of March 31, 2008	21,984
Additional Paid-in Capital	6,250,920
Retained earnings-Restricted	(839,664)
Retained earnings-Unrestricted	-
Accumulated other comprehensive income	406,015
Total Stockholder's Equity	5,839,255

Total Liabilities and Stockholder's Equity	$39,248,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

SJ ELECTRONICS, INC.
(FORMERLY ACHERON, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)

	For The Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Sales	$12,961,563	$10,838,325
Cost of goods sold	(11,306,485)	(9,955,843)
Gross Profit	1,655,078	882,482
Operating Expenses:
Selling expenses	256,935	290,551
General and administrative	1,968,875	237,955
(Gain) on Disposal of Assets	25,856	(177,706)
Total operating costs and expenses	2,251,666	350,800
Income (Loss) From Operations	(596,588)	531,682
Interest income (expenses)-net	(367,234)	(99,986)
Other income (expenses )-net	124,158	231,231

Income (loss) Before Income Taxes	(839,664)	662,927
Provision for Income taxes	-	-
Net income (loss)	(839,664)	662,927

Other Comprehensive Income:
Foreign currency translation adjustment	487,632	(18,677)

Comprehensive income (loss)	$(352,032)	$644,250

Net income (loss) per share
Basic	$(0.06)	$0.08
Diluted	$(0.05)	$0.08

Weighted average shares outstanding
Basic	14,462,122	8,560,000
Diluted	16,123,661	8,560,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SJ ELECTRONICS, INC.
(FORMERLY ACHERON, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)

	For The Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Operating activities
Net Income (loss)	$(839,664)	$662,927
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	184,265	179,954
Loss (gain) on Disposal of Assets	(25,856)	177,706
Amortization of stock issued for consulting services	457,185	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,188,969	(427,204)
Prepaid expenses and other receivables	(2,828,690)	(19,044)
Security deposit	114,703	-
Inventory	(1,390,174)	(1,717,327)
Wages payable	319,692	(90,731)
Accounts payable and accrued liabilities	(417,612)	27,239
Net cash used in operating activities	(3,237,182)	(1,206,480)
Investing activities
Property, plant and equipment additions	(23,644)	(981,867)
Net cash used in investing activities	(23,644)	(981,867)
Financing activities
Due from related parties	(682,508)	214,632
Due to related parties	(3,955,722)	446,705
Short term loans	7,538,270	1,757,562
Long-term Loans Payable	(27,791)	494,310
Net cash provided by financing activities	2,872,249	2,913,209

Effect of exchange rate changes on cash and cash equivalents	274,211	(261,494)

Increase (decrease) in cash and cash equivalents	(114,367)	463,367

Cash and cash equivalents, beginning of period	812,274	464,693

Cash and cash equivalents, end of period	$697,907	$928,060

Supplemental Disclosures of Cash Flow Information:
Interest paid	$367,452	$100,162
Income taxes paid	$	$

Non-cash investing and financing activities
Common stock issued for conversion of short-term debt	$1,815,719	$-
Common stock issued for consulting services	$457,185	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Organization and Operations

SJ Electronics, Inc. (the “Company” or “SJ Electronics”) was originally formed in the State of Nevada on June 23, 1994 as Harvest E-xpress.  On May 1, 1997, it changed its name to HLS (USA), Inc. On April 13, 2006, it changed its name to Acheron, Inc. On March 20, 2008, the Company, once again, changed its name to SJ Electronics, Inc.

Originally, SJ Electronics’s business was grain cutting and custom machine hire.  It did not succeed in its business and it began seeking another opportunity.  In 1997, SJ Electronics purchased HLS Corporation Unlimited to pursue the business of HLS whose asset consisted of securities representing approximately a 46% indirect interest in Henan Xinfei Co. Ltd., a Sino-foreign equity joint venture engaged in the manufacture and sale of refrigerators and freezers in China.  The terms of the acquisition were never met and in August 1999, it completed the unwinding of the transaction with HLS and SJ Electronics has been inactive since that time.

On February 13, 2008, SJ Electronics entered into and completed the transactions contemplated under a Securities Exchange Agreement (the “Exchange Agreement”) with the shareholder (the “Shareholder”) of Shing Mei Enterprises Ltd. (“Shing Mei”), a corporation organized under the laws of Samoa, pursuant to which the SJ Electronics purchased from the Shareholder all issued and outstanding shares of Shing Mei’s common stock in consideration for the issuance of 15,000,000 shares of common stock of the Company, (the "Share Exchange").

Prior to the closing of the Share Exchange, the Company has 21,400,000 shares of common stock issued and outstanding. The Company effected a 2 for 5 reverse split on its outstanding common stock, which left the Company with 8,560,000 shares of common stock outstanding. Immediately after the reverse split, the Company also retired 8,102,944 shares of post-split common stock, which resulted in 457,056 shares of common stock outstanding at the closing of the Share Exchange. Consequently, the Board of Directors also approved a resolution to reduce the Authorized Common from 100,000,000 to 40,000,000 shares.

As part of a Securities Exchange Agreement, SJ Electronics agreed to issue 4,567,500 shares of its common stock and five year warrants to purchase 2,250,000 shares at $1.00 per share to a number of accredited investors who previously had provided bridge financing to Shing Mei. These issuances were made in exchange for promissory notes evidencing debt obligations by Shing Mei and warrants to purchase Shing Mei shares. In addition, SJ Electronics also issued a total of 1,828,222 SJ Electronics shares and warrants to purchase 450,000 shares of SJ Electronics common stock to the placement agent for a bridge financing that was recently completed by the Company and for other investment banking services. In conjunction with the Share Exchange, SJ Electronics also issued into escrow for the benefit of one of Shing Mei’s executive officers, 1,000,000 shares that will be released to that individual upon the Company meeting certain earnings and other milestones.

The Share Exchange resulted in a change in control of SJ Electronics as the Shareholder of Shing Mei became the majority shareholder of the Company, owning approximately 68% of the total shares issued and outstanding.  Also, the Shareholder was elected a director of the Company (as well as certain of Shareholder’s nominees, subject to the Company’s disclosure obligations under the Securities Exchange Act of 1934, as amended) and appointed as its executive officer.  As a result of the Exchange Agreement, (i) Shing Mei became a wholly-owned subsidiary of SJ Electronics and (ii) SJ Electronics succeeded to the business of Shing Mei as its sole business. On March 20, 2008, the Board of Directors also approved a resolution to change the Company’s name to SJ Electronics, Inc. This name change became effective on March 26, 2008 upon filing of the Articles of Merger reflecting the change with the Secretary of State of the State of Nevada. Concurrently with the resolution to change the name of the Company, the Board of Directors also approved a resolution to increase the Authorized Common Stock from 40,000,000 to 100,000,000 shares which effectiveness is subject to the Company’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and to the filing of a certificate of change with the Secretary of State of the State of Nevada

For accounting purpose, the transaction has been accounted for as a reverse acquisition under the purchase method. Accordingly, Shing Mei and its subsidiaries are treated as the continuing entity for accounting purposes.

Shing Mei Enterprises Ltd. (“ShingMei”) was incorporated in SAMOA in August of 2003 with a registered capital of $4,000,000.

In October 2004, ShingMei acquired 100% ownership of S.J. Electronics (Gongming loutsun Shenzhen) Co., Ltd., located in the City of Shenzhen in the Peoples Republic of China (“PRC”).

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS (continued)

In November 2005, ShingMei established its own 100% subsidiary, Xujun Electronic (Ganzhou) Co., Ltd, located in the city of Quannan of Jiangxi Province in PRC.

In January 2006, ShingMei established its own 100% subsidiary, Guangxi Hezhou Xujun Electronics Co., Ltd. located in the city of Hezhou of Guangxi Province in PRC.

In August 2006, ShingMei established its own 100% subsidiary, S.J. Electronics Technology (Shenzhen) Co., Ltd. located in the city of Shenzhen of Guangdong Province in PRC.

In August 2007, ShingMei established its own 100% subsidiary, FuChuan Xujun science and Technology Electronics Co., Ltd. located in the city of FuChuan of Guangxi Province in PRC.

ShingMei owns 100% equity interest on its five subsidiaries (collectively referenced throughout as the “Company”) as of March 31, 2008, located in Shenzhen of Guangdong Province, Jiangxi Province and Guangxi Province in PRC individually.

The Company’s primary business activities are the manufacture of electronic cable products and assembling on wire harness by its five subsidiaries in PRC, and sales of overseas by the Company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s Form 8-K filing on February 14, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present them in conformity with US GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the ShingMei and its subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in PRC, and all highly-liquid investments with original maturities of three months or less at the time of purchase. Banks and other financial institutions in PRC do not provide insurance for funds held on deposit.

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. The Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. The Management’s judgment and assessment on customers credit is severely to approve. The Company does not have any bad debt allowance as at March 31,2008 and 2007.

Inventories

Inventories, which are primarily comprised of raw materials, work-in-process goods, packaging materials, and finished goods, are stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. Cost is determined on the basis of a moving average. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, with an estimated 0% salvage value of original cost, over the estimated useful lives of the assets as follows:

Molds	2 years
Machinery and equipment	5-10 years
Electronic equipment	5-10 years
Computer equipment	5-10 years
Office equipment	5-10 years
Automobile	5-10 years
Leasehold improvement	5-10 years
Other equipment	5-10 years

Expenditures for repairs and maintenance, which do not improve or extend the expected useful lives of the assets, are expensed as incurred while major replacements and improvements are capitalized.

When property or equipment is retired or disposed of, the cost and accumulated depreciation are removed from the accounts, with any resulting gains or losses being included in net income or loss in the year of disposition.

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheets are appropriately valued as at March 31, 2008 and 2007.

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectibility is reasonably assured. The Company generally recognizes revenue when its products are shipped.

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions in PRC which do not provide insurance for amounts on deposit.

The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area. The Company mitigates this risk by spreading its deposits over 20 banks.

The Company operates principally in PRC and grants credit to its customers. Although the PRC is economically stable, it is always possible that unanticipated events both domestically and in foreign countries could disrupt either the Company’s operations or those of its customers.

Foreign Currency Translation

The functional currency of ShingMei is Hong Kong Dollar (“HKD”). The Company maintains its financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

However, the functional currency of all four subsidiaries of the Company is the Renminbi (“RMB”), the PRC’s currency. Those Subsidiaries maintain their financial statements using their own functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of ShingMei, which are prepared in HKD, are translated into the Company’s reporting currency, United States Dollars (“USD”). All the financial statements of its four subsidiaries, which are prepared in RMB, are translated into the Company’s reporting currency, USD. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Three months ended March 31, 2007	7.72950	7.75180
Three months ended March 31, 2008	7.01200	7.1622

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Three months ended March 31, 2007	7.81270	7.81350
Three months ended March 31, 2008	7.78190	7.79433

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company's financial instruments include cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, value-added taxes, short-term and long-term bank loans, and loans payable to related parties. The carrying amounts of financial instruments other than long-term obligations approximate fair value due to their short maturities. Long-term obligations approximate fair value based upon rates currently available for similar instruments.

Debt Issuance Costs

Certain costs associated with the issuance of debt instruments are capitalized and included in non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the related debt agreements on a straight-line basis. Amortization of deferred financing costs included in interest expense was $185,183 for the three months ended March 31, 2008.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No.48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard will have no impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which includes an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the
Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

On December 4, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
March 31,
2008
Accounts receivable	$20,801,201

There was no allowance for a bad debt provision for all periods as the Company, since inception, has a positive collection experience. No allowance is considered necessary.

Accounts receivables from the customers have been factored to banks as collateral to bank loans to obtain working capital. The above customers, all publicly listed companies in Taiwan, have passed creditability investigation of the lending banks. According to the bank loan agreement, when the accounts receivables are factored, the banks will collect the payments when due, charge interest on amount paid, and return the balance to the Company.

The following details the accounts receivable factored as collaterals to the short-term bank loans:

March 31,
2008
A/R FACTORY:
Delta Electronics International Ltd.	$1,316,652
FSP Technology Inc	1,974,600
Canon Group.	73,065
Lite-On Technology Corp.	2,957,085
Yet Foundate Ltd	1,002,757
Lite-On Overseas Trading Co., Ltd.	284,454
Chicony Electronics (Dongguan) Co., Ltd.	473,622
Chicony Electronics (Suzou) Co., Ltd.	165,448
Li Shin International Ent Corp.	1,160,000
The short term loans of A/R Factory TOTAL:	$9,407,683

NOTE 4 - INVENTORY

Inventory consists of the following:
March 31,
2008
Raw materials	$2,432,817
Work in process	2,494,902
Finished goods	3,881,671
subtotal	$8,809,390
less:declines in inventory value	(118,417)
Inventory total	$8,690,973

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 5 - ADVANCES TO SUPPLIERS AND OTHER RECEIVABLES

Advances to suppliers and other receivables consist of the following:

March 31,
2008
Prepaid expenses and other receivables	$3,118,327

Advances to suppliers represent amounts prepaid for production to assure a continued supply of materials. The advances are applied against amounts due the supplier as the materials are shipped.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

March 31,
2008
Equipment & Machinery	$5,446,886
Automobiles	60,331
Other Equipment	86,755
Computer Equipment -	85,475
Molds	299,909
Office Equipment	14,119
Electronic Equipment	415,723
Leasehold Improvements	529,439
Fixed Assets	$6,938,637
Accumulated Depreciation	(1,680,625)
Total Fixed Assets - Net	$5,258,012

NOTE 7 - BANK LOANS

As of March 31, 2008, the Company had several outstanding bank loans which were used primarily for general working capital purposes. These are recurring loans which carry annual interest rates of 5.5% ~7.5% with maturity dates of 6 months. These loans are secured by the Company’s bank deposit. All bank credit facilities are created under Account Receivables Factoring with collectable authority from the customers or the Company. Those bank credit lines are rollover within one-year terms..

The outstanding bank loans are as below table:

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 7 - BANK LOANS (Continued)

March 31,
2008
Short term loans
A/R Factoring
Taipei Fubon Bank Hong Kong Branch	$2,613,670
The Hongkong and Shanghai Banking Corporation Ltd. Mong Kok Branch	5,634,013
En Tie Commercial Bank	1,160,000
A/R Factoring Total:	$9,407,683
Export loans
The Hongkong and Shanghai Banking Corporation Ltd. Mong Kok Branch	$542,950
L/C loans
Taipei Fubon Bank Hong Kong Branch	$168,795
The Hongkong and Shanghai Banking Corporation Ltd. Mong Kok Branch	8,071,380
L/C loans Total:	$8,240,175
Short term loans TOTAL:	$18,190,808

NOTE 8-CAPITAL LEASE PAYABLE

March 31,
2008
Chailease Internaitonal Finance Corporation (ShenZhen Office)
Capital lease payable	$377,734
Less:Current portion	(193,459)
Capital lease - long term portion	$184,275
Interest rate range	14.70286%

The capital lease has been arranged from Chailease International Finance Corporation in Jan 2007. The principal value is RMB 4,000,000 at inception and is to be repaid in 36 months from February 2007 to January 2010. The effective interest rate is 14.7% per annum. The balance of discount was $192,689 and the balance principal was $377,680 as at March 31, 2008.

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 9- CONVERTIBLE DEBENTURE

In December, 2007, Shing Mei borrowed $2,250,000 by issuing a $2,250,000 face value convertible note due March 31, 2008 with a 10% interest rate. The note is convertible into the common stock of Shing Mei at a price of $0.50 per share. As part of the financing Shing Mei issued the lender 2,250,000 five year warrants to purchase the common stock of Shing Mei for $1.00 per share. The note is secured by 100% of the Company stock owned by Shing Mei’s management.

On March 13, 2008, the Note was partially converted into a total of 3,698,937 shares of the Company’s common stock. As of March 31, 2008, the balance of the Note was $434,281, which consists of warrant liability of $107,275 and liability of stock to be issued of $327,006.

Additionally, the Company paid a fee of $207,500 for the debt issuance. The debt issuance expense is being amortized over the life of the loan. $22,377 was charged to interest expense at December 31, 2007. $185,183 was charged to interest expense at March 31, 2008.

Note 10 - STOCKHOLDERS’ EQUITY

A. Issuance of Common Stock

Prior to the closing of the Share Exchange, the Company has 21,400,000 shares of common stock issued and outstanding. The Company effected a 2 for 5 reverse split on its outstanding common stock, which left the Company with 8,560,000 shares of common stock outstanding. Immediately after the reverse split, the Company also retired 8,102,944 shares of post-split common stock, which resulted in 457,056 shares of common stock outstanding at the closing of the Share Exchange.

As a part of the Securities Exchange Agreement, SJ Electronics agreed to issue 4,567,500 shares of its common stock and five year warrants to purchase 2,250,000 shares at $1.00 per share to a number of accredited investors, in exchange for promissory notes of $2,250,000 (Note 9), evidencing debt obligations by Shing Mei and warrants to purchase Shing Mei shares. As of March 31, 2008, the Company issued a total of 3,698,937 upon conversion of $1,815,719 promissory note.

In addition, SJ Electronics also issued a total of 1,828,222 SJ Electronics shares and warrants to purchase 450,000 shares of SJ Electronics common stock to the placement agent for a bridge financing that was recently completed by the Company and for other investment banking services.

In conjunction with the Share Exchange, SJ Electronics also issued into escrow for the benefit of one of Shing Mei’s executive officers, 1,000,000 shares that will be released to that individual upon the Company meeting certain earnings and other milestones.

As of March 31, 2008, there were 21,984,215 shares of common stock issued and outstanding and no preferred stock.

B. Warrants

On February 14, 2008, upon the execution of the Share Exchange Agreement, the Company issued to the investors and placement agents (i) 2,250,000 five-year warrants to purchase 2,250,000 shares of the Company’s common stock at $1.00, and (ii)450,000 five-year warrants to purchase 900,000 shares of the Company’s common stock at $0.50 per share. All warrants do not contain a cashless exercise provision. Accordingly, in accordance with EITF 00-19, the warrants are classified as equity.

The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 100%, risk free interest rate of 3.85%, and expected term of 5 years.

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

Note 10 - STOCKHOLDERS’ EQUITY (Continued)

Following is a summary of the status of warrants outstanding as of March 31, 2008:

Oustanding Warrants
Exercise Price	Number	Average Remaining Life
$ 1.00	2,250,000	4.75 years

$ 0.50	450,000	4.75 years
	2,700,000

NOTE 11 - STATUTORY RESERVES

As stipulated by the relevant laws and regulations for enterprises operating in PRC, the subsidiaries of the Company are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the subsidiaries of the Company are required to allocate 10% their profits after taxes, as determined in accordance with the PRC accounting standards applicable to the subsidiaries of the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the subsidiaries of the Company. So far the PRC subsidiaries have not allocated any statement reserves.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company and its subsidiaries have entered into several tenancy agreements for the lease of factory premises and staff quarters. The Company’s commitment for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows as follows:

Year Ending December 31,
2008	$232,101
2009	243,706
2010 and thereafter	304,632
$780,439

Social insurance for employees

According to the prevailing laws and regulations of the PRC, the Company and its subsidiaries are required to cover their employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, the Company does not need to provide all employees with such social insurances, and has paid the social insurances for the Company’s employees who have completed three months’ continuous employment with the Company. The three month period is a probation period after which the employee becomes part of permanent staff.

The initial determination of whether an employee is entitled to coverage is made by the Company, based on the statutory provisions for included employees. The employees have a right to appeal the Company’s decision not to provide the coverage, and, if an employee exercises this right and files a complaint against the Company and prevails, the Company may be required to pay for the insurance retroactively and pay an administrative fine. The Company believes that it is in compliance with applicable law and that any liability which it may incur will not be material.

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

Principal Customer

A significant percentage of the Company’s business is generated from one customer. The following table sets forth information as to the revenue derived from this customer that accounted for more than 10% of our revenue in for the years ended March 31, 2008 and 2007 (dollars in thousands).

	March 31,
	2008
	Dollars	Psercent
Lite-on Groups	7,325	57%

NOTE 13 - INCOME TAXES

The Company is registered in the Samoa and wholly owns its five Subsidiaries in PRC.

The Subsidiary, S.J. Electronics (Gongming Loutsun Shenzhen) Co., Ltd., is registered as an assembling factory which has no income tax obligation according to the Income tax regulation of PRC.

The other four subsidiaries owned by the Company are under the tax laws of PRC, those Subsidiaries are entitled to a preferential Enterprise Income Tax (“EIT”) rate of 15%, which a full exemption for the first two profitable years, followed by a 50% reduction on EIT for the following three consecutive years.

As a result of the above tax exemptions, there were no income taxes payable for the Company for at December 31, 2007 and 2006. Under current law, the Company is entitled to a 50% tax exemption for the following three years.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

NOTE 14 - SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Group believes that it operates in one business segment (research, development, production, marketing and sales of electronic products) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

NOTE 15 - OPERATING RISK

Country risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in have a material adverse effect upon the Company’s business and financial condition.

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 16- RELATED PARTY TRANSACTIONS

Name and relationship of related parties

	Company Name	Relationship
As at Dec 31, 2007	S.J. Electronics (Gongming loutsun Shenzhen ) Co., Ltd.	Same chairman as Shing Mei
	Guangxi Hezhou XU JUN Electronics Co., Ltd.	Same chairman as Shing Mei
	Xujun Electronic (Ganzhou) Co., Ltd	Same chairman as Shing Mei
	S.J. Electronics Technology (Shenzhen) Co., Ltd.	Same chairman as Shing Mei
	TechPower-Semi Enterprise Co., Ltd.	Same chairman as Shing Mei
	S.J. International Pte., Ltd.	Same chairman as Shing Mei
	S.J. Electronics Ltd.	Same chairman as Shing Mei
	FuChuan Xujun Science and Technology Elec. Co., Ltd.	Same chairman as Shing Mei

As at March 31, 2008	S.J. Electronics (Gongming loutsun Shenzhen ) Co., Ltd.	Same chairman as Shing Mei
	Guangxi Hezhou XU JUN Electronics Co., Ltd.	Same chairman as Shing Mei
	Xujun Electronic (Ganzhou) Co., Ltd	Same chairman as Shing Mei
	S.J. Electronics Technology (Shenzhen) Co., Ltd.	Same chairman as Shing Mei
	FuChuan Xujun Science and Technology Elec. Co., Ltd.	Same chairman as Shing Mei
	TechPower-Semi Enterprise Co., Ltd.	Same chairman as Shing Mei
	S.J. International Pte., Ltd.	Same chairman as Shing Mei
	S.J. Electronics Ltd.	Same chairman as Shing Mei

Due from related parties

March 31,
2008
S.J. electronics Ltd.(Taipei)	$682,508
Due from related parties Total:	$682,508

Due to related parties

March 31,
2008
S.J. electronics Ltd.(Taipei)
Shareholder	$243,201
Due to related parties Total	$243,201

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

NOTE 17- INVESTMENT ADVISORY AGREEMENT

In November 2007, the Company entered into an investment advisory agreement whereby the Company has agreed to pay the advisor a fee of $175,000 annually beginning January, 2008. Additionally, at the closing of a reverse merger and PIPE transaction the advisor and shell shareholders will own a combined 10% of the reorganized public company. The investment advisory fee is payable from the proceeds of a future financing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Forward Looking Statements

Some of the statements contained in this Management's Discussion and Analysis ("MD&A") that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements that such statements, which are contained in this MD&A, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

2. Our ability to generate customer demand for our services;

3. The intensity of competition; and

4. General economic conditions.

All written and oral forward-looking statements made in connection with this MD&A that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Company Overview

SJ Electronics, Inc. (formerly Acheron, Inc.), through its subsidiaries, is an international designer, developer and manufacturer of computer components including connectors, wire harness and cable assemblies. SJ Electronics, Inc. specializes in the manufacturing and sales of computer, communication and consumer electronic (3C) power components, including information technology (IT) communications cables, computer & IT appliance power supply cable sets and IT communications signal cable sets.

SJ Electronics, Inc. was formed as a Nevada corporation on June 23, 1994 as Harvest E-xpress.  On May 1, 1997, it changed its name to HLS (USA), Inc. On April 13, 2006, it changed its name to Acheron, Inc.  On March 20, 2008, it changed its name to SJ Electronics, Inc. Originally, SJ Electronics, Inc.’s business was grain cutting and custom machine hire.  It did not succeed in its business and it began seeking another opportunity.  In 1997 SJ Electronics, Inc. purchased HLS Corporation Unlimited to pursue the business of HLS whose asset consisted of securities representing an approximately 46% indirect interest in Henan Xinfei Co. Ltd., a Sino-foreign equity joint venture engaged in the manufacture and sale of refrigerators and freezers in China.  The terms of the acquisition were never met and in August 1999, it completed the unwinding of the transaction with HLS and SJ Electronics, Inc. had been inactive since that time.

On February 13, 2008, SJ Electronics, Inc. entered into and completed the transactions contemplated under a Securities Exchange Agreement (the “Exchange Agreement”) with the shareholder (the “Shareholder”) of Shing Mei Enterprises Ltd., a corporation organized under the laws of Samoa (“Shing Mei”), pursuant to which SJ Electronics, Inc. purchased from the Shareholder all issued and outstanding shares of Shing Mei‘s common stock in consideration for the issuance of 15,000,000 shares of common stock of the Company, (the "Share Exchange").

The Share Exchange resulted in a change in control of SJ Electronics, Inc. with the Shareholder owning 15,000,000 shares of common stock of the Company out of a total of 21,984,215 issued and outstanding shares after giving effect to the Share Exchange, or approximately 68%.  Also, the Shareholder was elected a director of the Company (as well as certain of Shareholder’s nominees, subject to the Company’s disclosure obligations under the Securities Exchange Act of 1934, as amended) and appointed as its executive officer.  As a result of the Exchange Agreement, (i) Shing Mei became a wholly-owned subsidiary of SJ Electronics, Inc. and (ii) SJ Electronics, Inc. succeeded to the business of Shing Mei as its sole business. The transaction was accounted for as a reverse merger. As a result, the historical financial results are those of Shing Mei.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and March 31, 2007.

REVENUES. Our revenues include revenues from sales wire harnesses and cables. During the three months ended March 31, 2008, we had revenues of $12,961,563.00 as compared to revenues of $10,838,325.00 for the three months ending March 31, 2007, an increase of approximately 19.6%. This increase is attributable to the increased sales of wire harnesses and cables. We believe that our sales will continue to grow because we are broadening our product offering and improving the quality and cost of our products.

COST OF REVENUES. Cost of revenues for the three months ended March 31, 2008 increased $1,350,642 or 13.6%, from $9,955,843 for the three months ended March 31, 2007 to $11,306,485 for the three months ended March 31, 2008. The increase in our cost of revenues was relatively proportional to the corresponding 19.6% increase in our revenues for the three months ended March 31, 2008 as compared to our revenues for the three months ended March 31, 2007.

GROSS PROFIT. Gross profit was $1,655,078 for three months ended March 31, 2008 as compared to $882,482 for the three months ended March 31, 2007, representing gross margins of approximately 12.8% and 8.1%, respectively. The increase in our gross margins was a result of our efforts to obtain a competitive purchase price by paying for raw materials by cash instead of by credit

SELLING EXPENSES. Selling expenses totaled $256,935 for the three months ended March 31, 2008, as compared to $290,551 for the three months ended March 31, 2007, a decrease of approximately 11.6%. This decrease is primarily attributable to less shipping expenses incurred in the same period of 2008 than those of 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,968,875 for the three months ended March 31, 2008, as compared to $237,955 for the three months ended March 31, 2007, an increase of approximately 727%. This increase is primarily attributable to the increase in loss in foreign currency exchange fluctuation between Chinese Renminbi (“RMB”)and Hong Kong Dollar (“HKD”)as we use both RMB and HKD as our functional currency. There was also $457,185 consulting expense amortized in connection with our reverse merger in this quarter.

RESEARCH AND DEVELOPMENT COSTS. We incurred no research and development costs in either three months ended March 31, 2008 or three months ended March 31, 2007.

GAIN (LOSS) ON DISPOSAL OF ASSETS. We received a gain of $25,856 during the three months ended March 31, 2008 on disposal of assets. We incurred a loss of $177,706 on disposal of assets during the three months ended March 31, 2007.

NET INCOME (LOSS). Our net loss for the three months ended March 31, 2008 was ($839,664) as compared to our net income of $662,927 for the three months ended March 31, 2007. The decrease in net income is primarily attributable to both the increased expenses related to our rapid growth, especially the foreign exchange rate loss and consulting expense amortized, as well as the increase in the cost of raw materials that we experienced in 2008. Our management believes that net income will increase going forward because we plan to continue improving our current products, begin introducing new products, and we believe that we will be expanding our sales into additional markets in Asia and the United States. We are also making efforts to increase our margins.

COMPREHENSIVE INCOME (LOSS). The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments. Comprehensive loss for the three months ended March 31, 2008 was $(352,032) compared to comprehensive income of $644,250 for the three months ended March 31, 2007.

Liquidity and Capital Resources

Cash Flows

Three Months ended March 31, 2008 compared to Three months ended March 31, 2007

Net cash used in operating activities was $(3,237,182) during the three months ended March 31, 2008 and $(1,206,480) in during the three months ended March 31, 2007. The negative net cash flow used in operating activities during the three months ended March 31, 2008 was mainly due to the increased levels of prepaid expenses and other receivables and higher inventory of raw materials. The negative cash flow from operations during the three months ended March 31, 2007 was due to increased inventories.

Net cash flow used in investing activities was $(23,644) during the three months ended March 31, 2008 and $(981,867) during the three months ended March 31, 2007. Uses of cash flow for investing activities included property, plant and equipment purchases.

Net cash flow provided by financing activities was $2,872,249 during the three months ended March 31, 2008 and $2,913,209 during the three months ended March 31, 2007, a net decrease of $40,960. For the three months ended March 31, 2008, although we received $7,538,270 loan proceeds from banks, as opposed to only $1,757,562 for the same period of 2007, we also made a payment of $3,955,722 in 2008 on related party dues we owed, as opposed to related party proceeds of $446,705 for the same period of 2007.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation was carried out by the Company’s Principal Executive Officer and Principal Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors. An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary. Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 13, 2008, SJ Electronics, Inc. entered into and completed the transactions contemplated under an Exchange Agreement with the shareholder (the “Shareholder”) of Shing Mei Enterprises Ltd. (“Shing Mei”), a corporation organized under the laws of Samoa, pursuant to which SJ Electronics, Inc. purchased from the Shareholder all issued and outstanding shares of Shing Mei’s common stock in consideration for the issuance of 15,000,000 shares of SJ Electronics, Inc. common stock (the “Share Exchange”).

The Share Exchange resulted in a change in control of SJ Electronics, Inc. with the Shareholder owning 15,000,000 shares of SJ Electronics, Inc. common stock out of a total of 21,984,215 issued and outstanding shares after giving effect to the Share Exchange, or approximately 68%. Also, the Shareholder was elected a director of SJ Electronics, Inc. (as well as certain of Shareholder’s nominees, subject to SJ Electronics, Inc.’s disclosure obligations under the Securities Exchange Act of 1934, as amended) and appointed as its executive officer. As a result of the Exchange Agreement, (i) Shing Mei became a wholly-owned subsidiary of SJ Electronics, Inc., and (ii) SJ Electronics, Inc. succeeded to the business of Shing Mei as its sole business.

In addition, SJ Electronics, Inc. issued into escrow for the benefit of one of Shing Mei’s executive officers, 1,000,000 shares that will be released to that individual upon SJ Electronics, Inc. meeting certain earnings and other milestones.

Also, under the Exchange Agreement, SJ Electronics, Inc. issued 3,698,937 shares of its common stock and five year warrants to purchase 2,250,000 shares at $1.00 per share to a number of accredited investors who previously had provided bridge financing to Shing Mei. These issuances were made in exchange for promissory notes evidencing debt obligations by Shing Mei and warrants to purchase Shing Mei shares. The number of shares issued to the bridge investors does not include 868,563 shares that are expected to be issued in the near term to one of the bridge investors in payment of the unconverted portion of that investor’s promissory note.

Exhibit Number	Description

3.1	Articles of Merger filed with the Secretary of State of Nevada on March 26, 2008 reflecting the change of the Company’s name

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Chang

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Agatha Shen

32.1	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJ Electronics, Inc. (Registrant)

Dated: May 14, 2008	/s/ Peter Chang
Peter Chang
President

Dated: May 14, 2008	/s/ Agatha Shen
Agatha Shen
Chief Financial Officer