Form 10-Q
period 2008-06-30
SJ Electronics, Inc.
filed 2008-08-19
CIK 1376980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ______________

Commission File Number 000-52284

SJ Electronics, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	87-0530644
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5F, No.166, Sinhu 2nd Road, Neihu District, Taipei City, 114 Taiwan
(Address of principal executive offices)(Zip code)

(011)-886-2-87918838
(Registrant’s telephone number, including area code)

Indicate by check mark whether the regisrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,984,215 shares of Common Stock, $.001 par value, were outstanding as of August 18, 2008

SJ ELECTRONICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SJ ELECTRONICS, INC. (FORMERLY ACHERON, INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

INDEX

SJ ELECTRONICS, INC.
(FORMERLY ACHERON, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
(In US Dollars)

	June 30,	Dec 31,
	2008	2007
	(Unaudited)	(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$697,293	$812,274
Restricted cash	526,195	-
Accounts receivable, net	14,659,840	21,990,170
Inventories	10,713,968	7,274,943
Due from related parties	7,435,364	-
Advances to suppliers	8,461,805	219,217
Total Current Assets	42,494,465	30,296,604

Other Assets
Deferred debt issuance cost	888,712	185,123
Property, plant and equipment, net	5,910,607	5,205,148
Total Other Assets	6,799,319	5,390,271
Total Assets	$49,293,784	$35,686,875

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$12,827,184	$13,566,018
Short-term loans	21,139,559	12,902,538
Wages payable	1,288,680	671,010
Capital lease payable	205,130	179,305
Interest payable	81,979	24,478
Due to related parties	477,821	4,578,420
Convertible Note Payable	5,800,000	-
Warrant liability	107,275	-
Common stock to be issued	327,006	-
Total Current Liabilities	42,254,634	31,921,769

Other Liabilities
Capital lease payable	134,256	226,220
Total Other Liabilities	134,256	226,220
Total Liabilities	42,388,890	32,147,989

Stockholders' Equity
Preferred stock ($0.001 par value,
5,000,000 shares authorized, None issued or outstanding)	-	-
Common stock ($0.001 par value,100,000,000 and 40,000,000 shares authorized,
21,984,215 and 15,000,000 outstanding as of June 30,2008 and December 31,2007, respectively)	21,984	15,000
Additional Paid-in Capital	6,250,920	3,611,503
Additional Paid-in Capital -Warrant	143,166	-
Retained earnings-Restricted		-
Accumulated Deficits	(65,853)	-
Accumulated other comprehensive income	554,677	(87,617)
Total Stockholders' Equity	6,904,894	3,538,886

Total Liabilities and Stockholders' Equity	$49,293,784	$35,686,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

SJ ELECTRONICS, INC.
(FORMERLY ACHERON, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$25,731,770	$24,663,182	$12,770,207	$13,824,857
Cost of goods sold	(21,796,801)	(22,909,770)	(10,490,316)	(12,953,927)
Gross Profit	3,934,969	1,753,412	2,279,891	870,930
Operating Expenses:
Selling expenses	333,745	391,785	76,810	101,234
General and administrative	3,416,652	912,608	1,448,155	674,653
Loss on Disposal of Assets	26,234	-	-	177,706
Total operating costs and expenses	3,776,631	1,304,394	1,524,965	953,594
Income (Loss) From Operations	158,338	449,018	754,926	(82,664)
Other income (expenses )
Interest income (expenses)-net	(726,829)	(211,319)	(359,595)	(111,333)
Other income (expenses )-net	502,638	1,445,290	378,480	1,214,059
Total Other Income(Expense)	(224,191)	1,233,971	18,885	1,102,726
Income (loss) Before Income Taxes	(65,853)	1,682,989	773,811	1,020,062
Provision for Income taxes	-	-	-	-

Net income (loss)	(65,853)	1,682,989	773,811	1,020,062

Other Comprehensive Income:
Foreign currency translation adjustment	642,294	(302,354)	154,662	(283,677)

Comprehensive income (loss)	$576,441	$1,380,635	$928,473	$736,385

Net income (loss) per share
Basic	$(0.00)	$0.11	$0.04	$0.07
Diluted	$(0.00)	$0.11	$0.03	$0.07

Weighted average shares outstanding
Basic	20,334,098	15,000,000	21,984,215	15,000,000
Diluted	23,635,894	15,000,000	26,926,268	15,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SJ ELECTRONICS, INC.
(FORMERLY ACHERON, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)

	For The Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Operating activities
Net Income (loss)	$(65,853)	$1,682,989
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation	375,688	394,321
Loss (gain) on Disposal of Assets	26,234	-
Amortization of stock issued for consulting services	457,185	-
Amortization debt issue cost	237,400	-
Warrants issued for service	143,166	-
Changes in operating assets and liabilities:
Restricted cash	(526,195)	-
Accounts receivable, net	7,330,330	(5,637,697)
Advances to suppliers	(8,242,587)	33,370
Inventory	(3,439,025)	964,302
Wages payable	617,670	117,114
Interest Payable	57,501	-
Deferred debt issuance cost	(940,989)
Accounts payable and accrued liabilities	(738,834)	(1,270,291)
Net cash used in operating activities	(4,708,310)	(3,715,893)
Investing activities
Property, plant and equipment additions	(377,091)	(689,794)
Net cash used in investing activities	(377,091)	(689,794)
Financing activities
Due from related parties	(7,435,364)	(3,975,107)
Due to related parties	(4,100,599)	4,436,047
Short term loans	10,487,021	5,197,027
Net proceeds from issuance of Notes	5,800,000	-
Long-term Loans Payable	(66,138)	293,540
Net cash provided by financing activities	4,684,920	5,951,507

Effect of exchange rate changes on cash and cash equivalents	285,500	60,385

Increase (decrease) in cash and cash equivalents	(114,981)	1,606,206

Cash and cash equivalents, beginning of period	812,274	464,693

Cash and cash equivalents, end of period	$697,293	$2,070,899

Supplemental Disclosures of Cash Flow Information:
Interest paid	$675,537	$213,157
Income taxes paid	$-	$-

Non-cash investing and financing activities
Common stock issued for conversion of short-term debt	$1,815,719	$-
Common stock issued for consulting services	$457,185	$-
Contribute fixed asset to Capital	$378,420	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s financial statements for the year ended December 31, 2007 have been restated as a result of an internal review of its previously issued financial statements. SJ Electronics, Inc. (the “Company” or “SJ Electronics”) determined that it incorrectly calculated its foreign exchange gain (loss) and incorrectly reflected a related party liability as a contribution to capital. The Company also believes such restatements reflect the correction of any errors and omissions of material disclosures in the financial statements in accordance with SFAS 154: Accounting changes and error corrections (as amended).

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS

Organization and Operations

SJ Electronics was originally formed in the State of Nevada on June 23, 1994 as Harvest E-xpress.  On May 1, 1997, it changed its name to HLS (USA), Inc. On April 13, 2006, it changed its name to Acheron, Inc. On March 20, 2008, the Company changed its name to SJ Electronics, Inc. Originally, SJ Electronics’ business was grain cutting and custom machine hire.  It did not succeed in its business and it began seeking another opportunity.

On February 13, 2008, SJ Electronics entered into and completed the transactions contemplated under a Securities Exchange Agreement (the “Exchange Agreement”) with the sole shareholder (the “Shareholder”) of Shing Mei Enterprises Ltd. (“Shing Mei”), a corporation organized under the laws of Samoa, pursuant to which SJ Electronics purchased from the Shareholder all issued and outstanding shares of Shing Mei’s common stock in consideration for the issuance of 15,000,000 shares of common stock of the Company (the "Share Exchange").

Prior to the closing of the Share Exchange, the Company had 21,400,000 shares of common stock issued and outstanding. The Company effected a 2 for 5 reverse split on its outstanding common stock, which left the Company with 8,560,000 shares of common stock outstanding. Immediately after the reverse split, the Company also retired 8,102,944 shares of post-split common stock, which resulted in 457,056 shares of common stock outstanding at the closing of the Share Exchange. Consequently, the Board of Directors also approved a resolution to reduce the authorized Common Stock from 100,000,000 to 40,000,000 shares.

As part of a Securities Exchange Agreement, SJ Electronics agreed to issue 4,567,500 shares of its common stock and five year warrants to purchase 2,250,000 shares at $1.00 per share to a number of accredited investors who previously had provided bridge financing to Shing Mei. These issuances were made in exchange for promissory notes evidencing debt obligations by Shing Mei and warrants to purchase Shing Mei shares. In addition, SJ Electronics also issued a total of 1,828,222 SJ Electronics shares and warrants to purchase 450,000 shares of SJ Electronics common stock to the placement agent for a bridge financing that was recently completed by the Company and for other investment banking services. In conjunction with the Share Exchange, SJ Electronics also issued into escrow for the benefit of one of Shing Mei’s executive officers, 1,000,000 shares that will be released to that individual upon the Company meeting certain earnings and other milestones. Of those, 250,000 shares were released from escrow in June 2008 after the Company achieved two milestones.

The Share Exchange resulted in a change in control of SJ Electronics as the Shareholder of Shing Mei became the majority shareholder of the Company, owning approximately 68% of the total shares issued and outstanding.  Also, the Shareholder was elected a director of the Company and appointed as its executive officer.  As a result of the Exchange Agreement, (i) Shing Mei became a wholly-owned subsidiary of SJ Electronics and (ii) SJ Electronics succeeded to the business of Shing Mei as its sole business. On March 20, 2008, the Board of Directors also approved a resolution to change the Company’s name to SJ Electronics, Inc. and elected two new members to the Company’s board of directors subject to the disclosure requirements under the Securities Exchange Act of 1934, as amended (the “1934 Act”). The name change became effective on March 26, 2008 upon filing of the Articles of Merger reflecting the change with the Secretary of State of the State of Nevada. Concurrently with the resolution to change the name of the Company, the Board of Directors also approved a resolution to increase the Authorized Common Stock from 40,000,000 to 100,000,000 shares which became effective on June 17, 2008 after the Company complied with the disclosure obligations under the 1934 Act, and filed a certificate of change with the Secretary of State of the State of Nevada.

For accounting purpose, the transaction has been accounted for as a reverse acquisition under the purchase method. Accordingly, Shing Mei and its subsidiaries are treated as the continuing entity for accounting purposes.

Shing Mei Enterprises Ltd. (“ShingMei”) was incorporated in SAMOA in August of 2003 with a registered capital of $4,000,000.

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS (continued)

In October 2004, Shing Mei acquired 100% ownership of S.J. Electronics (Gongming loutsun Shenzhen) Co., Ltd., located in the City of Shenzhen in the Peoples Republic of China (“PRC”).

In November 2005, Shing Mei established its own 100% subsidiary, Xujun Electronic (Ganzhou) Co., Ltd, located in the city of Quannan of Jiangxi Province in PRC.

In January 2006, Shing Mei established its own 100% subsidiary, Guangxi Hezhou Xujun Electronics Co., Ltd. located in the city of Hezhou of Guangxi Province in PRC.

In August 2006, Shing Mei established its own 100% subsidiary, S.J. Electronics Technology (Shenzhen) Co., Ltd. located in the city of Shenzhen of Guangdong Province in PRC.

In August 2007, Shing Mei established its own 100% subsidiary, FuChuan Xujun science and Technology Electronics Co., Ltd. located in the city of FuChuan of Guangxi Province in PRC.

Shing Mei owns 100% equity interest on its five subsidiaries (collectively referenced throughout as the “Company”) as of June 30, 2008, located in Shenzhen of Guangdong Province, Jiangxi Province and Guangxi Province in PRC individually.

The Company’s primary business activities are the manufacturing of electronic cable products and assembling of wire harness products by its five subsidiaries in PRC, as well as sales of its products to overseas customers.

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and may not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s current report on Form 8-K filed on February 14, 2008 and registration statement on Form S-1 filed on August 4, 2008. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Shing Meiand its subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

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

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in PRC, and all highly-liquid investments with original maturities of three months or less at the time of purchase. Banks and other financial institutions in PRC do not provide insurance for funds held on deposit.

 Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. The Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. The Company has had a positive collection experience since its inception. The Company does not have any bad debt allowance as at June 30, 2008 and 2007.

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

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheets are appropriately valued as at June 30, 2008 and 2007.

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured. The Company generally recognizes revenue when its products are shipped.

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

Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for the three months and six months ended June 30, 2008 and 2007 is applied to warrants using the treasury stock method to determine if they are dilutive. The common stock issuable upon conversion of the convertible notes payable is also included on an “as if converted” basis when the convertible notes are dilutive.

Foreign Currency Translation

The functional currency of Shing Mei is Hong Kong Dollar (“HKD”). The Company maintains its financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

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

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For financial reporting purposes, the financial statements of Shing Mei, which are prepared in HKD, are translated into the Company’s reporting currency, United States Dollars (“USD”). All the financial statements of its four subsidiaries, which are prepared in RMB, are translated into the Company’s reporting currency, USD. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Six months ended June 30, 2007	7.6120	7.71170
Six months ended June 30, 2008	6.8591	7.05911

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Six months ended June 30, 2007	7.81840	7.796640
Six months ended June 30, 2008	7.79700	7.779664

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

Debt Issuance Costs

Certain costs associated with the issuance of debt instruments are capitalized and included in non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the related debt agreements on a straight-line basis. Amortization of deferred financing costs included in interest expense was $237,460 for the six months ended June 30, 2008.

Recent Accounting Pronouncements

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
June 30, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company has accounts receivable in the amount of $14,659,840 as of June 30, 2008. There was no allowance for a bad debt provision for all periods as the Company, since inception, has a positive collection experience. No allowance is considered necessary.

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

The following details the accounts receivable factored as collateral for the Company’s short-term bank loans:

	June 30, 2008	December 31, 2007
A/R FACTORY:
Delta Electronics International Ltd.	$878,357	$185,675
FSP Technology Inc	1,154,212	2,716,000
Canon Group.	1,079,425	-
Lite-On Technology Corp.	3,984,534	-
Yet Foundate Ltd	875,648	-
Lite-On Overseas Trading Co., Ltd.	699,575	-
Chicony Electronics (Dongguan) Co., Ltd.	189,113	619,000
Chicony Electronics (Suzou) Co., Ltd.	90,922	113,000
Li Shin International Ent Corp.	884,926	1,535,896
The short term loans of A/R Factory TOTAL:	$9,836,710	$5,169,571

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 5 - INVENTORY

Inventory consists of the following:

	June 30, 2008	December 31, 2007
Raw materials	$3,391,856	$2,090,579
Work in process	2,325,316	1,584,957
Finished goods	5,233,447	3,715,971
Subtotal	$10,950,619	$7,391,507
Less: declines in inventory value	(236,651)	(116,564)
Inventory Total	$10,713,968	$7,274,943

NOTE 6 - ADVANCES TO SUPPLIERS

As of June 30, 2008, the Company has advances to suppliers in the total amount of $8,461,804. Advances to suppliers represent amounts prepaid for production to assure a continued supply of materials. The advances are applied against amounts due the supplier as the materials are shipped.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:
	June 30, 2008	December 31, 2007
Equipment & Machinery	$6,385,587	$5,418,553
Automobiles	61,675	52,789
Other Equipment	95,988	178,660
Computer Equipment	105,717	82,170
Molds	329,339	50,219
Office Equipment	14,434	13,573
Electronic Equipment	538,702	350,951
Leasehold Improvements	294,167	500,641
Fixed Assets	$7,825,609	$6,647,556
Less: Accumulated Depreciation	(1,915,002)	(1,442,408)
Total Fixed Assets -Net	$5,910,607	$5,205,148

Depreciation expense for the six months ended June 30, 2008 and 2007 was $375,688 and $394,321, respectively.

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 8 - BANK LOANS

As of June 30, 2008, the Company had several outstanding bank loans which were used primarily for general working capital purposes. These are recurring loans which carry annual interest rates of 5.5% ~7.5% with maturity dates of 6 months except loan from Lite-on Group, which is interest free and due upon demand. These loans are secured by the Company’s bank deposit. All bank credit facilities are created under Accounts Receivable Factoring with collectable authority from the customers or the Company. Those bank credit lines are rollover within one-year terms.

The outstanding bank loans are as below table:
	June 30, 2008	December 31, 2007
Short term loans
A/R Factoring
Far Eastern International Bank	$-	$185,675.00
Taipei Fubon Bank Hongkong Branch	1,434,246	3,448,000
The HSBC-Mong Kok Branch	8,122,474	-
En Tie Commercial Bank	279,990	1,535,896
A/R Factoring Total:	$9,836,710	$5,169,571
L/C loans
Taipei Fubon Bank Hongkong Branch	$168,789.00	$486,500.00
The HSBC-Mong Kok Branch	8,996,048	4,996,467
Lite-on Group	888,012	-
Grand Capital Int'l LTD	1,250,000	-
L/C loans Total	$11,302,849	$5,482,967
Bridge Loan		2,250,000
Short term loans Total	$21,139,559	$12,902,538

NOTE 9 - CAPITAL LEASE PAYABLE

	June 30, 2008	December 31, 2007
Chailease Internaitonal Finance Corporation (ShenZhen Office)
Capital lease payable	$339,386	$405,525
Less: Current portion	(205,130)	(179,305)
Capital Lease- long term portion	$134,256	$226,220

Interest rate range	14.70286%	14.70286%

The capital lease has been arranged from Chailease International Finance Corporation in Jan 2007. The principal value is RMB 4,000,000 at inception and is to be repaid in 36 months from February 2007 to January 2010. The effective interest rate is 14.7% per annum. The balance principal was $339,386 as at June 30, 2008.

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 10 - CONVERTIBLE DEBENTURES

In December, 2007, Shing Mei borrowed $2,250,000 by issuing 10% convertible notes due March 31, 2008 in the aggregate principal amount of $2,250,000. The notes are convertible into the common stock of Shing Mei at a conversion price of $0.50 per share. As part of the financing Shing Mei issued to the lenders five year warrants to purchase 2,250,000 shares of the common stock of Shing Mei at an exercise price of $1.00 per share. The notes are secured by the Shing Mei’s stock owned by its management.

On March 13, 2008, the notes were partially converted into a total of 3,698,937 shares of the Company’s common stock. As of June 30, 2008, the balance of the notes was $434,281, which consists of warrant liability of $107,275 and liability of stock to be issued of $327,006.

In March, 2008, all material terms of the term sheet for the issuance and sale of the 15% Senior Secured Convertible Notes due 2009 were approved and agreed upon by the Company. In May 2008, pursuant to the original terms agreed upon, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) to sell to certain accredited investors and to certain non-US persons our 15% Senior Secured Convertible Notes Due 2009 (the “15% Notes”) at closings to occur on or before July 31, 2008. On May 15, 2008 the first closing under the Note Purchase Agreement took place at which we sold to certain investors and to non-US persons 15% Notes in the aggregate principal amount of $2,950,000. On May 30, 2008 the second closing under the Note Purchase Agreement took place at which we sold to certain investors and to non-US persons 15% Notes in the aggregate principal amount of $700,000. On June 10, 2008 the third and the final closing under the Note Purchase Agreement took place at which we sold to certain investors and to non-US persons 15% Notes in the aggregate principal amount of $2,150,000. The aggregate principal amount of the 15% Notes sold at all three closings under the Note Purchase Agreement was $5,800,000. The maturity date of the 15% Notes is one year after the date of issuance. The outstanding principal of the 15% Notes accrue interest at the rate of 15% per annum. All accrued interest on such 15% Notes is payable at maturity.

The holders of the Notes have the right to convert their notes into the Company’s common stock at a conversion price of $1.30 per share, subject to adjustments (the “Conversion Price”). Under the Note Purchase Agreement, if the Company’s “pre-tax income” for the year ended December 31, 2008 is less than $10,000,000, then Conversion Price will be reduced by the percentage shortfall, up to maximum of $0.65 per share (the “Performance Adjustment”). In the event of a conversion, accrued interest shall be automatically converted into common stock.

In connection with the sale of the 15% Notes, the Company also issued warrants to purchase 446,154 shares of common stock with an exercise price of $1.30 per share subject to adjustments. These warrants contain the same Performance Adjustment provisions as the 15% Notes.

Management reviewed the accounting for these transactions and concluded that the conversion option did not constitute an embedded derivative under SFAS No. 133. Management also concludes that the transaction does not include a beneficial conversion feature pursuant to EITF 98-5 and 00-27 since the fair market value of the Company’s common stock at the commitment date was lower than the conversion price.

In connection with the issuance of the Notes, we incurred issuance costs of $940,989, which primarily consisted of investment banker fees and legal and other professional fees. These costs will be classified within Other Assets and will be amortized as interest expense using the effective interest method over the term of the Notes. Additionally, interest expense of $81,979 on the 15% Notes has been accrued as of June 30, 2008.

Note 11 - STOCKHOLDERS’ EQUITY

A. Issuance of Common Stock

Prior to the closing of the Share Exchange, the Company had 21,400,000 shares of common stock issued and outstanding. The Company effected a 2 for 5 reverse split on its outstanding common stock, which left the Company with 8,560,000 shares of common stock outstanding. Immediately after the reverse split, the Company also retired 8,102,944 shares of post-split common stock, which resulted in 457,056 shares of common stock outstanding at the closing of the Share Exchange.

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

Note 11 - STOCKHOLDERS’ EQUITY (continued)

As a part of the Securities Exchange Agreement, SJ Electronics agreed to issue 4,567,500 shares of its common stock and five year warrants to purchase 2,250,000 shares at $1.00 per share to a number of accredited investors, in exchange for promissory notes of $2,250,000 (Note 9), evidencing debt obligations by Shing Mei and warrants to purchase Shing Mei shares. As of June 30, 2008, the Company issued a total of 3,698,937 upon conversion of $1,815,719 promissory note.

In addition, SJ Electronics also issued a total of 1,828,222 SJ Electronics shares and warrants to purchase 450,000 shares of SJ Electronics common stock to the placement agent for a bridge financing that was recently completed by the Company and for other investment banking services.

In conjunction with the Share Exchange, SJ Electronics also issued into escrow for the benefit of one of Shing Mei’s executive officers, 1,000,000 shares that will be released to that individual upon the Company meeting certain earnings and other milestones. Of those, 250,000 shares were released from escrow in June 2008 after the Company achieved two milestones.

As of June 30, 2008, there were 21,984,215 shares of common stock issued and outstanding and no preferred stock.

B. Warrants

On February 14, 2008, upon the execution of the Share Exchange Agreement, the Company issued to the investors and placement agents (i) five-year warrants to purchase 2,250,000 shares of the Company’s common stock at $1.00 per share, and (ii) five-year warrants to purchase 450,000 shares of the Company’s common stock at $0.50 per share. Furthermore, on June 10, 2008, upon the execution of a Note Purchase Agreement, the Company issued to the placement agent involved in the sale of the 15% Notes, five-year warrants to purchase 446,154 shares of the Company’s common stock at $1.30 per share. All warrants contain a cashless exercise provision. Accordingly, in accordance with EITF 00-19, the warrants are classified as equity.

The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 100%, risk free interest rate of 3.85%, and expected term of 5 years.

The amount of $143,166 represents the fair value of warrants issued to the consultant to purchase 446,154 shares of the Company's common stock.

Following is a summary of the status of warrants outstanding as of June 30, 2008:
Outstanding Warrants
Exercise Price	Number	Average Remaining Life
$1.00	2,250,000	4.5 years
$0.50	450,000	4.5 years
$1.30	446,154	4.9years
	3,146,154

NOTE 12 - STATUTORY RESERVES

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

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company and its subsidiaries have entered into several tenancy agreements for the lease of factory premises and staff quarters. The Company’s commitment for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows as follows:

Year Ending December 31,
2009	$243,706
2010 and thereafter	304,632
$548,338

Social insurance for employees

According to the prevailing wage laws and regulations of the PRC, the Company and its subsidiaries are required to cover their employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, the Company does not need to provide all employees with such social insurances, and has paid the social insurances for the Company’s employees who have completed three months’ continuous employment with the Company. The three month period is a probation period after which the employee becomes part of permanent staff.

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

Principal Customer

A significant percentage of the Company’s business is generated from one customer. The following table sets forth information as to the revenue derived in the quarter ended June 30, 2008 from this customer that accounted for more than 10% of our revenue.

	June 30, 2008		December 31, 2008
	Amount	Percent	Amount	Percent
Lite-on Groups	$15,945,000	65%	$28,126,000	50%

NOTE 14 - INCOME TAXES

Shing Mei is registered in Samoa and wholly owns its five subsidiaries in the PRC.

The subsidiary, S.J. Electronics (Gongming Loutsun Shenzhen) Co., Ltd., is registered as an assembling factory which has no income tax obligation according to the Income tax regulation of PRC.

The other four subsidiaries owned by Shing Mei are under the tax laws of PRC. Those Subsidiaries are entitled to a preferential Enterprise Income Tax (“EIT”) rate of 15%, which a full exemption for the first two profitable years, followed by a 50% reduction on EIT for the following three consecutive years.

As a result of the above tax exemptions, there were no income taxes payable by Shing Mei at December 31, 2007 and 2006. Under current law, Shing Mei is entitled to a 50% tax exemption for the following three years.

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 14 - INCOME TAXES (continued)

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

NOTE 15 - SEGMENT INFORMATION

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

NOTE 16 - OPERATING RISK

Country risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in or have a material adverse effect upon the Company’s business and financial condition.

NOTE 17 - RELATED PARTY TRANSACTIONS

Name and relationship of related parties

	Company Name	Relationship
As at Dec 31, 2007	S.J. Electronics (Gongming loutsun Shenzhen ) Co., Ltd.	Same chairman as Shing Mei
	Guangxi Hezhou XU JUN Electronics Co., Ltd.	Same chairman as Shing Mei
	Xujun Electronic (Ganzhou) Co., Ltd	Same chairman as Shing Mei
	S.J. Electronics Technology (Shenzhen) Co., Ltd.	Same chairman as Shing Mei
	TechPower-Semi Enterprise Co., Ltd.	Same chairman as Shing Mei
	S.J. International Pte., Ltd.	Same chairman as Shing Mei
	S.J. Electronics Ltd.	Same chairman as Shing Mei
	FuChuan Xujun Science and Technology Elec. Co., Ltd.	Same chairman as Shing Mei

As at June 30, 2008	S.J. Electronics (Gongming loutsun Shenzhen ) Co., Ltd.	Same chairman as Shing Mei
	Guangxi Hezhou XU JUN Electronics Co., Ltd.	Same chairman as Shing Mei
	Xujun Electronic (Ganzhou) Co., Ltd	Same chairman as Shing Mei
	S.J. Electronics Technology (Shenzhen) Co., Ltd.	Same chairman as Shing Mei
	FuChuan Xujun Science and Technology Elec. Co., Ltd.	Same chairman as Shing Mei
	TechPower-Semi Enterprise Co., Ltd.	Same chairman as Shing Mei
	S.J. International Pte., Ltd.	Same chairman as Shing Mei
	S.J. Electronics Ltd.	Same chairman as Shing Mei

SJ Electronics, Inc.
(Formerly Acheron, Inc.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 17 - RELATED PARTY TRANSACTIONS (continued)

Due from related parties

June 30, 2008
S.J. electronics Ltd.(Taipei)	$7,435,364
Total Due from related parties:	$7,435,364

Due to related parties

June 30, 2008
Shareholder	$477,821
Total Due to related parties:	$477,821

NOTE 18 - INVESTMENT ADVISORY AGREEMENT

In November 2007, the Company entered into an investment advisory agreement whereby the Company has agreed to pay the advisor a fee of $175,000 annually beginning January, 2008, a cash fee equal to 10% of the gross proceeds of private placement or PIPE financings, and warrants to purchase 10% of shares of common stock sold in such financing or underlying securities sold in such financing. Additionally, at the closing of a reverse merger and PIPE transaction the advisor and shell shareholders will own a combined 10% of the reorganized public company. The investment advisory fee is payable from the proceeds of a future financing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Forward Looking Statements

Some of the statements contained in this Management’s Discussion and Analysis (“MD&A”) that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements that such statements, which are contained in this MD&A, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Company Overview

SJ Electronics, Inc. (“Company”, “we” or “us”) was formed as a Nevada corporation on June 23, 1994 as Harvest E-xpress and later changed its name to HLS (USA), Inc. (from May 1, 1997 through April 12, 2006), and Acheron, Inc. (from April 13, 2006 through March 19, 2008). On March 20, 2008, we changed our name to SJ Electronics, Inc.

On February 13, 2008, the Company entered into and completed the transactions contemplated under a Securities Exchange Agreement (the “Exchange Agreement”) with Yu-Ping “Agatha” Shen, the sole shareholder (the “Shareholder”) of Shing Mei Enterprises Ltd., a corporation organized under the laws of Samoa (“Shing Mei”), pursuant to which the Company purchased from the Shareholder all issued and outstanding shares of Shing Mei’s common stock in consideration for the issuance of 15,000,000 shares of Common Stock of the Company (the “Share Exchange”).

The Share Exchange resulted in a change in control of the Company, with the Shareholder owning 15,000,000 shares of common stock of the Company out of a total of 21,984,215 issued and outstanding shares after giving effect to the Share Exchange, or approximately 68%. As a result of the Share Exchange, (i) Shing Mei became a wholly-owned subsidiary of the Company and (ii) the Company succeeded to the business of Shing Mei as its sole business. The transaction was accounted for as a reverse merger (the “Reverse Merger”). As a result, the historical financial results are those of Shing Mei and its subsidiaries.

In March, 2008, all material terms of the term sheet for the issuance and sale of the 15% Senior Secured Convertible Notes due 2009 were approved and agreed upon by the Company. In May 2008, pursuant to the original terms agreed upon, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) to sell to certain accredited investors and to certain non-US persons our 15% Senior Secured Convertible Notes Due 2009 (the “15% Notes”) at closings to occur on or before July 31, 2008. On May 15, 2008 the first closing under the Note Purchase Agreement took place at which we sold to certain investors and to non-US persons 15% Notes in the aggregate principal amount of $2,950,000. On May 30, 2008 the second closing under the Note Purchase Agreement took place at which we sold to certain investors and to non-US persons 15% Notes in the aggregate principal amount of $700,000. On June 10, 2008 the third and the final closing under the Note Purchase Agreement took place at which we sold to certain investors and to non-US persons 15% Notes in the aggregate principal amount of $2,150,000. The aggregate principal amount of the 15% Notes sold at all three closings under the Note Purchase Agreement was $5,800,000. The maturity date of the 15% Notes is one year after the date of issuance. The outstanding principal of the 15% Notes accrue interest at the rate of 15% per annum. All accrued interest on such 15% Notes is payable at maturity.

The holders of the Notes have the right to convert their notes into the Company’s common stock at a conversion price of $1.30 per share, subject to adjustments (the “Conversion Price”). Under the Note Purchase Agreement, if the Company’s “pre-tax income” for the year ended December 31, 2008 is less than $10,000,000, then Conversion Price will be reduced by the percentage shortfall, up to maximum of $0.65 per share (the “Performance Adjustment”). In the event of a conversion, accrued interest shall be automatically converted into common stock.

In connection with the sale of the 15% Notes, the Company also issued warrants to purchase 446,154 shares of common stock with an exercise price of $1.30 per share subject to adjustments. These warrants contain the same Performance Adjustment provisions as the 15% Notes.

The Company has recently restated its previously issued financial statements for fiscal years ended December 31, 2007 and 2006, as a result of an internal review during which the Company determined that it incorrectly calculated its foreign exchange gain (loss) and incorrectly reflected a related party liability as a contribution to capital.

SJ Electronics, Inc., through Shing Mei and its five subsidiaries, is an international designer, developer and manufacturer of computer components including connectors, wire harness and cable assemblies. SJ Electronics, Inc. specializes in the manufacturing and sales of computer, communication and consumer electronic (3C) power components, including information technology (IT) communications cables, computer & IT appliance power supply cable sets and IT communications signal cable sets.

Results of Operations

Comparison of Three Months Ended June 30, 2008 and June 30, 2007

Sales

During the three months ended June 30, 2008, we had sales of $12,770,207 as compared to sales of $13,824,857 for the three months ended June 30, 2007, a decrease of approximately 7.6%. This decrease is attributable to the slower sales of wire harnesses and cables. We believe that our sales should resume growth in the second half of 2008 as we are broadening our product offering and improving the quality and cost of our products.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2008 decreased $2,463,611 or 19%, from $12,953,927 for the three months ended June 30, 2007 to $10,490,316 for the three months ended June 30, 2008. The decrease in our cost of goods sold was greater than the corresponding 7.6% decrease in our sales for the three months ended June 30, 2008 as compared to that of the same period in 2007. This larger decrease in cost of goods sold is directly attributable to our efforts to purchase raw materials, particularly copper wire, on favorable terms in the cash markets.

Gross Profit

Gross profit was $2,279,891for three months ended June 30, 2008 as compared to $870,930 for the three months ended June 30, 2007, representing gross margins of approximately 17.85% and 6.3%, respectively. The increase in our gross margins came as a result of our efforts to obtain a competitive purchase price of raw materials by paying for raw materials by cash instead of by credit.

Selling Expenses

Selling expenses totaled $76,810 for the three months ended June 30, 2008, as compared to $101,234 for the three months ended June 30, 2007, a decrease of approximately 24%. This decrease is primarily attributable to less shipping expenses incurred in the same period of 2008 than those of 2007.

General and Administrative Expenses

General and administrative expenses totaled $ 1,448,155 for the three months ended June 30, 2008, as compared to $ 674,653 for the three months ended June 30, 2007, an increase of approximately 115%. This increase is partially attributable to the increase in loss in foreign currency exchange fluctuation between Chinese Renminbi (“RMB”) and Hong Kong Dollar (“HKD”) as we use both RMB and HKD for purchase of raw materials and receive payment for the sale of our products in HKD. As RMB appreciated against HKD in the second quarter of 2008 as compared to the same period in 2007, we incurred losses from the currency exchange. We also incurred significantly higher legal and accounting expenses during the quarter as a result of our now being a public entity versus being private in the prior year’s quarter. Additionally, there was also $143,166 amortization of warrant issued and $52,277 in amortization of debt issuance cost in second quarter 2008.

(Gain) Loss on Disposal of Assets

We have not disposed of assets during the three months ended June 30, 2008 on disposal of assets. We incurred a loss of ($177,706) on disposal of assets during the three months ended June 30, 2007.

Interest Income (Expenses) and Other Income (Expenses)

We incurred interest expense of $359,595 for the three months ended June 30, 2008 for the payment of the interest on outstanding indebtedness under our one year lines of credit and accounts receivable loans and amortization of debt issuance cost while the interest payment for the same period in 2007 was $111,333 for our loans. We currently have total loans outstanding of $21,139,559. Other income was comprised of certain miscellaneous revenue at the amount of $378,480 for the three months ended June 30, 2008 and $1,214,059 for the same period in 2007.

Income Taxes

Shing Mei is not subject to any tax in Samoa. Our five subsidiaries in China had the income tax holiday for 2007. S.J. Electronics (Gongming Loutsun Shenzhen) Co., Ltd. was registered as an assembling factory which has no income tax obligation according to the income tax regulation of the PRC. Our other four subsidiaries in China were qualified for a tax holiday pursuant to the PRC laws and regulations governing foreign invested enterprises for the first two profitable years, followed by a 50% reduction on their income tax for the following three consecutive years.

Net Income

Our net income for the three months ended June 30, 2008 was $773,811 as compared to our net income of $1,020,062 for the three months ended June 30, 2007. The decrease in net income is primarily attributable to the increased expenses related to our going public, equity financing initiatives, foreign exchange rate losses and consulting expense amortized, as well as the increase in the cost of raw materials that we experienced in 2008. Our management believes that net income will increase going forward because we plan to continue improving our current products, begin introducing new products, and we believe that we will be expanding our sales into additional markets in Asia and the United States.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments. Comprehensive income for the three months ended June 30, 2008 was $154,662 compared to comprehensive loss of $283,677 for the three months ended June 30, 2007.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

Sales

During the six months ended June 30, 2008, we had sales of $25,731,770 as compared to sales of $24,663,182 for the six months ended June 30, 2007, an increase of approximately 4.3%. This increase is attributable to the continued growth in sales of wire harnesses and cables. We believe that our sales should show improved growth in the second half of 2008 as we are broadening our product offering and improving the quality and cost of our products.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2008 decreased $1,112,969 or 4.9%, from $22,909,770 for the six months ended June 30, 2007 to $21,796,801 for the six months ended June 30, 2008. The decrease in our cost of goods sold was markedly in difference to the corresponding 4.3% increase in our sales for the six months ended June 30, 2008 as compared to that of the same period in 2007. This large decrease in cost of goods sold is directly attributable to our efforts to purchase raw materials, particularly copper wire, on favorable terms in the cash markets.

Gross Profit

Gross profit was $3,934,969 for six months ended June 30, 2008 as compared to $1,753,412 for the six months ended June 30, 2007, representing gross margins of approximately 15.3% and 7.1%, respectively. The increase in our gross margins came as a result of our efforts to obtain a competitive purchase price of raw materials by paying for raw materials by cash instead of by credit.

Selling Expenses

Selling expenses totaled $333,745 for the six months ended June 30, 2008, as compared to $391,785 for the six months ended June 30, 2007, a decrease of approximately 15%. This decrease is primarily attributable to less shipping expenses incurred in the same period of 2008 than those of 2007.

General and Administrative Expenses

General and administrative expenses totaled $3,416,652 for the six months ended June 30, 2008, as compared to $912,608 for the six months ended June 30, 2007, an increase of approximately 274%. This increase is partially attributable to the increase in loss in foreign currency exchange fluctuation between Chinese Renminbi (“RMB”) and Hong Kong Dollar (“HKD”) as we use both RMB and HKD for purchase of raw materials and receive payment for the sale of our products in HKD. As RMB appreciated against HKD in the first half of 2008 as compared to the same period in 2007, we incurred losses from the currency exchange. We also incurred significantly higher legal and accounting expenses during the quarter as a result of our now being a public entity versus being private in the prior year’s quarter. Additionally, there was also $143,166 amortization of warrant issued in first half of 2008, $457,185 amortization for stock issued for consulting services, and $237,400 in amortization of debt issuance cost.

(Gain) Loss on Disposal of Assets

We had a loss of $26,234 on disposal of assets during the six months ended June 30, 2008. We incurred no gains or losses on disposal of assets during the six months ended June 30, 2007.

Interest Income (Expenses) and Other Income (Expenses)

We incurred interest expenses of $726,829 for the six months ended June 30, 2008 for the payment of the interest on outstanding indebtedness under our one year lines of credit and accounts receivable loans and amortization of debt issuance cost while the interest payment for the same period in 2007 was $211,319 for our loans. We currently have total loans outstanding of $26,939,559. Other income was comprised of certain miscellaneous revenue at the amount of $502,638 for the six months ended June 30, 2008 and $1,445,290 for the same period in 2007.

Income Taxes

Shing Mei is not subject to any tax in Samoa. Our five subsidiaries in China had the income tax holiday for 2007. S.J. Electronics (Gongming Loutsun Shenzhen) Co., Ltd. was registered as an assembling factory which has no income tax obligation according to the income tax regulation of the PRC. Our other four subsidiaries in China were qualified for a tax holiday pursuant to the PRC laws and regulations governing foreign invested enterprises for the first two profitable years, followed by a 50% reduction on their income tax for the following three consecutive years.

Net Income

Our net loss for the six months ended June 30, 2008 was $65,853 as compared to our net income of $1,682,989 for the six months ended June 30, 2007. The decrease in net income is primarily attributable to the increased expenses related to our going public, equity financing initiatives, foreign exchange rate losses and consulting expense amortized, as well as the increase in the cost of raw materials that we experienced in 2008. Our management believes that net income will increase going forward because we plan to continue improving our current products, begin introducing new products, and we believe that we will be expanding our sales into additional markets in Asia and the United States.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments. Comprehensive income for the six months ended June 30, 2008 was $576,441 compared to comprehensive income of $1,380,635 for the six months ended June 30, 2007.

Liquidity and Capital Resources

In May and June of 2008, we raised an aggregate of $5,800,000 in gross proceeds from a private placement to certain accredited investors and to non-US persons of the 15% Senior Secured Convertible Notes due 2009. This capital is being used to help fund working capital.

In December of 2007, Shing Mei raised $2,250,000 in gross proceeds in a private placement of the 10% Notes to a number of accredited investors and to non-US persons. The capital raised from the sale of the 10% Notes was used as working capital to finance our operations.

We also utilize bank loans to finance our operations and capital expenditures. Due to the significant growth rate we are experiencing, and the standard 120 day terms we offer to our customers, we anticipate needing additional working capital financing going forward.

As of June 30, 2008, we had cash and cash equivalents of $697,293. Our current assets were $42,494,465, including $14,659,840 accounts receivable. Our current liabilities were $42,254,634, including $21,139,559 short-term loans and $12,827,184 accounts payable. Our total stockholders’ equity as of June 30, 2008 was $6,904,894.

Net cash used in operating activities was $(4,708,310) during the six months ended June 30, 2008 and $(3,715,893) during the six months ended June 30, 2007. The negative net cash flow used in operating activities during the six months ended June 30, 2008 was mainly due to the increased levels of advance to suppliers and higher inventory of raw materials. The negative cash flow from operations during the six months ended June 30, 2007 was due to increased accounts receivable.

Net cash flow used in investing activities was $(377,091) during the six months ended June 30, 2008 and $(689,794) during the six months ended June 30, 2007. Uses of cash flow for investing activities included property, plant and equipment purchases.

Net cash flow provided by financing activities was $4,684,920 during the six months ended June 30, 2008 and $5,951,507 during the six months ended June 30, 2007, a decrease of $(1,266,587). For the six months ended June 30, 2008, we received $5,800,000 loan proceeds from an issuance of convertible debt. Furthermore, during the six months ended June 30, 2008 we received $21,139,559 from bank financings as opposed to $8,296,292 in the same period of 2007.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES.

An evaluation was carried out by the Company’s Principal Executive Officer and Principal Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

PART II - OTHER INFORMATION

Item 6.    EXHIBITS.

Exhibit Number	Description

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Chang

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Agatha Shen

32.1	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJ Electronics, Inc. (Registrant)

Dated: August 19, 2008	/s/ Peter Chang
Peter Chang
President

Dated: August 19, 2008	/s/ Agatha Shen
Agatha Shen
Chairman and Chief Financial Officer